Form 10QSB
period 1996-03-31
CSI COMPUTER SPECIALISTS INC
filed 1996-06-04
CIK 923141

As filed with the Securities and Exchange Commission on __________, 1996


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                           Commission File No. 0-26464

                                   ----------------------


                         CSI COMPUTER SPECIALISTS, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                           52-1599610
     (State or other                                     (I.R.S. Employer
       jurisdiction                                   Identification Number)
   of incorporation or
      organization)



   2275 Research Boulevard, Suite 430, Rockville, Maryland 20850 (301) 921-8860
    (Address and telephone number of registrant's principal executive offices)

                                   ----------------------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES X                    NO

As of April 30, 1996 the Registrant had outstanding 3,652,500 shares of common stock.

                         CSI COMPUTER SPECIALISTS, INC.

                                  FORM 10 - QSB

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX



                                                            Page No.

PART I.     FINANCIAL INFORMATION

  Item 1.         Financial Statements

            Condensed Balance Sheets at March 31, 1996
             and December 31, 1995                                             3

            Condensed Statements of Income for the three months
              ended March 31, 1996 and 1995                                    4

            Condensed  Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995                                    5

            Notes to Condensed Financial Statements                            6

  Item 2.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              7

PART II.    OTHER INFORMATION

  Item 1.         Legal Proceedings                                           10

  Item 2.         Changes in Securities                                       10

  Item 3.         Defaults Upon Senior Securities                             10

  Item 4.         Submission of Matters to a Vote of Security Holders         10

  Item 5.         Other Information and Subsequent Events                     10

  Item 6.         Listing of Exhibits and Reports on Form 8-K                 10

  Signature Page                                                              11

PART 1.   FINANCIAL INFORMATION
             CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                               March 31,       December 31,
                                                  1996            1995
ASSETS
CURRENT ASSETS
Cash and cash equivalents                    $  4,000,596    $  4,576,095
Accounts receivable, net of allowance
for doubtful receivables of $189,000
and $180,000                                    1,929,798       1,303,754
Parts and supplies                                377,073         359,345
Prepaid income taxes                               34,610         163,443
Prepaid expenses                                   47,169         102,148
Miscellaneous receivables                           6,675           8,529
                                             ------------    ------------
Total current assets                            6,395,921       6,513,314

PROPERTY AND EQUIPMENT - AT COST                1,295,358       1,216,201
Less accumulated depreciation                     729,846         652,977
                                             ------------    ------------
                                                  565,512         563,224
OTHER ASSETS
Goodwill (Net of accumulated
amortization)                                     802,113         800,969
Other assets                                       27,558          52,281
                                             ------------    ------------
                                                  829,671         853,250
                                             ------------    ------------
                                               $7,791,104      $7,929,788
                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                  $             $    485,000
Current maturities of long term debt                4,839            --
Accounts payable                                  567,852         347,297
Accrued expenses                                  259,758         154,906
Customer deposits                                  83,487          73,929
Deferred income taxes payable                     204,315         334,872
                                             ------------    ------------
Total current liabilities                       1,120,251       1,396,004

LONG-TERM DEBT, less current maturities            11,747            --

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - authorized, 10,000,000
shares of $.001 par value                      $               $
Common stock - authorized, 25,000,000 shares
of $.001 par value; ssued and outstanding,
2,100,000 shares                                    3,652           3,652
Common stock - $.001 par value, stock
subscribed and unissued - 75,000 shares                75              75
Paid-in capital                                 5,227,428       5,227,428
Retained earnings                               1,427,951       1,302,629
                                             ------------    ------------
Total stockholders' equity                      6,659,106       6,533,784
                                             ------------    ------------
                                                7,791,104       7,929,788
                                             ============    ============

               See Notes to Condensed Financial Statements.

               CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                            STATEMENT OF INCOME
                                (Unaudited)

                            Three Months Ended


                                    March 31,    March 31,      Year Ended
                                      1996         1995         December 31,
                                                                   1995
                                 ------------   ------------   ------------


Revenues
  Maintenance services             $1,820,006     $1,398,974     $5,910,702
Parts and equipment sales           1,126,088        203,356        934,020
                                  -----------   ------------   ------------
                                    2,946,094      1,602,330      6,844,722

Costs and expenses
Cost of maintenance services        1,051,816        852,524      3,692,243
Cost of parts and equipment           996,197         60,487        621,137
Selling, general and administrative   746,803        453,785      2,040,683
                                   ----------   ------------   ------------
                                    2,794,816      1,366,796      6,354,063
                                   ----------   ------------   ------------


Operating profit                      151,278        235,534        490,659


Other deductions
Interest income, net of
interest expense                       52,059        (15,387)        78,406
                                   ----------   ------------   ------------

Earnings before income
taxes                                 203,337        220,147        569,065

Income taxes
Currently payable
                                      205,800        200,223          5,537
Deferred
                                     (127,800)      (114,823)       213,963
                                   ----------   ------------   ------------
                                       78,000         85,400        219,500


NET EARNINGS                          125,337        134,747        349,565
                                   ==========   ============   ============

Per share amounts
Net earnings per share                   0.02           0.06           0.12
                                   ==========   ============   ============

Average number of shares and
share equivalents outstanding       5,147,008      2,100,000      2,796,956
                                   ==========   ============   ============


               See Notes to Condensed Financial Statements.

                   CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months Ended March 31,
                                                 1996            1995
                                             ------------    ------------

Net cash flows from operating activities      $   (13,434)    $   586,148
                                             ------------    ------------

Cash flows used in investing activities
Payment of subsidiary acquisition costs          (499,494)           --
Acquisition of property and equipment             (61,721)        (89,541)
                                             ------------    ------------
Net cash used in investing activities            (561,215)        (89,541)
                                             ------------    ------------

Cash flows used in financing activities
Payments on long-term debts                          (850)         (1,120)
Deferred registration costs                          --            (8,365)
                                             ------------    ------------
Net cash used in financing activities                (850)         (9,485)
                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH                  (575,499)        487,122

Cash at beginning of period                     4,576,095          78,686
                                             ------------    ------------
Cash at end of period                         $ 4,000,596     $   565,808
                                             ============    ============



Supplemental disclosure of cash flow
information

Cash paid through March 31, 1996 and 1995 for:
Interest                                           36,459           5,247
Income taxes                                      359,690         178,698



                   See Notes to Condensed Financial Statements.

                  CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

      The condensed financial statements at March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company provides computer hardware services, including installation and de-installation of equipment, computer upgrades, computer maintenance and repair, and the sale of computer parts and equipment. These services are provided to agencies of the federal government, state and local governments, universities and commercial customers in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, and Pennsylvania.

      The Company's principal business is providing computer maintenance and repair services, which are provided under both fixed fee and time and materials arrangements. Under the fixed fee arrangement, which is the primary method of service, a customer pays a fixed monthly fee for the term of the agreement, generally one to two years, for which the Company provides the parts and labor for both scheduled preventative maintenance and emergency repairs. The Company records the revenue from fixed fee contracts ratably over the term of the contract, while the costs the Company incurs to provide the maintenance and emergency repairs are charged to expense as incurred. Accordingly, the profitability of the Company's maintenance and repair services can and will be affected by period to period fluctuations in the number and severity of the emergency repairs required by its customers, which the Company cannot predict or control. Additionally, in certain circumstances the Company will choose to provide the contracted-for services by subcontracting with others, particularly when the equipment covered by the agreement is extremely expensive, difficult to repair or replace, or requires unique engineering expertise that is not applicable to equipment utilized by a significant number of customers. The Company obtains such subcontracting services through short-term agreements, and its profit margin will generally be lower than if the work was not subcontracted. Accordingly, operating results may fluctuate from period to period as the result of changes in the level and nature of subcontracted services.

      The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. The extent of such changes will decrease as the sales in this area stabilize. In addition, equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on the sale of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.


RESULTS OF OPERATIONS

      The Company's first quarter net revenues of $2,946,094 increased 84 percent over first quarter net revenues in the prior fiscal year. This increase in net revenues resulted from sales growth in both maintenance services and equipment sales, with the primary increase in revenues generated by inclusion of revenues from CCS Systems, Inc., the acquisition of which was completed by the Company in December, 1995. Maintenance revenues for the first quarter of 1996 increased approximately 30 percent over the first quarter of 1995, with 7 percent provided from expansion of the Company's book of business and the other 23 percent provided by CCS Systems. Equipment sales for the first quarter of 1996 increased over four and one-half times over .the same period of 1995, with the Company increasing its sales by approximately 33 percent and the balance of 420 percent being provided by revenues generated by CCS Systems. Management intends to increase marketing efforts to promote continued growth in both of these areas of revenues, and anticipate that the marketing staffs of both companies will be able to cross-promote the other company's primary areas of expertise. Maintenance services accounted for approximately 62 and 87 percent, respectively, of the Company's consolidated revenues for the first quarters of 1996 and 1995.

      The Company's cost of sales as a percentage of revenues was 70 percent in the first quarter of 1996 compared to 57 percent in the same period of 1995. An increase in the costs of maintenance services as a percentage of maintenance service income was combined with lower profit margin percentages on the equipment sales. The increased costs of maintenance service resulted primarily from increased costs of emergency replacement parts and increased reliance on subcontracted services. Additionally, gross margins in fiscal 1996 are adversely affected by the continued development of the Company's Philadelphia and Richmond operations. The Company expects that the costs of maintenance services as a percentage of maintenance service income to increase in future quarters as the Company expands the mix of hardware which will be maintained under contracts and until the Philadelphia and Richmond operations are self-sufficient, but hopes to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales. As the Company expands its equipment sales operations, gross margins will also drop as a percentage of overall sales, due to the lower gross margins on equipment sales when compared to maintenance sales.

      Selling, general and administrative expenses as a percentage of net revenues were 25 and 28 percent for the first quarters, respectively, of 1996 and 1995. The decrease was primarily a result of the 65 percent increase in selling, general and administrative costs as compared to a 84 percent increase in revenues. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales.

      The Company generated net interest income during the first quarter of fiscal 1996 as the result of the use of the proceeds from the public offering completed in July of 1995 to retire short-term debt and investment of the remainder in short-term investments, pending application of the funds as disclosed in the Company's registration statement. Net interest income increased to $52,059 for the first quarter of 1996, compared with net interest expense of $15,387 for the same period of the prior year. The Company expects that net interest income will decrease as the proceeds from the Company's initial public offering are utilized as projected in the Company's registration statement.

      Net income decreased 7 percent to $125,337 for the first quarter of 1996 from $134,747 in the first quarter of the prior year. The decrease for the quarter is primarily attributable to increased subcontractor costs for maintenance services when compared to the prior year, as well as costs incurred in expanding the Philadelphia and Richmond operations and also coordinating the operations of the CCS Systems with the Company. Subcontractor costs could decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors may still be required. The Company expects that the Philadelphia and Richmond operations' revenues will cover their expenses in the near future. However, internal expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts sufficient to cover minimum fixed operating costs. Expansion may also be accomplished by the acquisition of existing operations, in which case operating results may not be affected by such start-up losses, but may instead reflect the impact of the amortization of any goodwill paid in the acquisition, as occurred with the acquisition of CCS Systems.

      With the exception of the impact of the geographic expansion into the Philadelphia and Richmond markets discussed above, the Company's results of operations have been materially consistent. However, the Company believes that in the future its results of operations in a quarterly period could be impacted by factors such as increased competition in a mainframe market that has been shrinking due to site consolidations and conversions to mid-range network installations (which is a more competitive market). Results could also be affected by the start-up costs related to expansion of operations to equipment not previously serviced or to geographic areas not previously supported. The Company's plans to offset these factors include expansion of the mid-range network support and maintenance division of operations, and offering services connected with the conversions themselves that would help assure continuity of the maintenance contracts. In addition, expansion of the maintenance services to include the newer mainframe technology and laser printers, as well as expansion of software support and help desk services will provide for continued growth of the Company. The coordination of the marketing staff of CCS Systems with that of the Company to cross-market each other's primary expertise and to provide additional services to the combined list of customers is also expected to increase the performance of the Company in the future.



LIQUIDITY AND CAPITAL RESOURCES

      Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $4,000,596 at March 31, 1996, compared to $4,576,095 at December 31, 1995. The ratio of current assets to current liabilities increased to 5.7:1 from 4.7:1 at December 31, 1995. Cash flows used in operations during the first three months of 1996 totaled $13,434, resulting primarily from an increase in accounts receivable due to large equipment sales at the end of the quarter, and partially offset by the increase in accounts payable for the costs of those sales, which will be paid upon collection of the receivables. The increase in the current ratio was due chiefly to the increase in accounts receivable relative to accounts payable, offset partially by the payment of the remainder of the cash portion of the purchase price of CCS Systems, which amounted to $485,000. The Company believes that its existing cash, is sufficient to satisfy its currently anticipated working capital needs.

      Effective August 1, 1995, the Company's $750,000 revolving line of credit with Citizens Bank of Maryland was renewed to continue until May 31, 1996. There is presently no balance owed on this line of credit.

      The Company's principal commitments at March 31, 1996 consisted of obligations under operating leases for facilities.

PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings

            The Company is not a party to any pending or ongoing litigation.

Item 2.           Changes in Securities

            There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

Item 3.           Defaults Upon Senior Securities

            There has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.           Submission of Matters to a Vote of Security Holders

            There have been no matters submitted to a vote of security holders during the three months ended March 31, 1996.

Item 5.           Other Information and Subsequent Events

Item 6.           Exhibits and Reports on Form 8 - K

            A.    Exhibits.

                  None.

            B.    Forms 8 -K.

                  A report on Form 8-K was filed on January 11, 1996, and an amendment to that Form 8-K on Form 8-K/A was filed on March 12, 1996, and are incorporated herein by reference. The contents of the reports are summarized below:

                  In a Form 8-K filed on January 11, 1996, the Registrant reported that it had acquired the outstanding stock of Capitol Computer Services, Inc., T/A CCS Systems, Inc., from the stockholders of CCS Systems for a combination of cash and stock. In addition, certain of the principal shareholders and key employees of CCS Systems entered into employment agreements with CCS Systems. The amendment to the Form 8-K provided the audited financial statements of CCS Systems as of March 31, 1996 and for the fiscal years ended March 31, 1996 and 1994, and Pro Forma Condensed Consolidated Financial Statements as of March 31, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          CSI COMPUTER SPECIALISTS, INC.


Dated:  May 28, 1996                      By:  /S/ William F.Pershin
                                         ------------------------------
                                                William F. Pershin
                                                President


Dated:  May, 28, 1996                     By:  /S/ James D. Boccabella
                                          -------------------------------
                                                James D. Boccabella
                                                Chief Financial Officer