Form 10QSB
period 1996-06-30
CSI COMPUTER SPECIALISTS INC
filed 1996-09-10
CIK 923141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             ----------------------

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                           Commission File No. 0-26464

                              ----------------------


                         CSI COMPUTER SPECIALISTS, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                                  52-1599610
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)              Identification Number)



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

         YES   X                                     NO
              ---

As of July 31, 1996 the Registrant had outstanding 3,652,500 shares of common stock.

                           CSI COMPUTER SPECIALISTS, INC.

                                  FORM 10 - QSB

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX


                                                                      Page No.

PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed Balance Sheets at June 30, 1996
               and December 31, 1995                                     3

              Condensed Statements of Income for the three months
                and six months ended  June 30, 1996 and 1995             4

              Condensed  Statements of Cash Flows for the three months
                and six months ended  June 30, 1996 and 1995             5

              Notes to Condensed Financial Statements                    6

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

PART II. OTHER INFORMATION

  Item 1.     Legal Proceedings                                         10

  Item 2.     Changes in Securities                                     10

  Item 3.     Defaults Upon Senior Securities                           10

  Item 4.     Submission of Matters to a Vote of Security Holders       10

  Item 5.     Other Information and Subsequent Events                   10

  Item 6.     Listing of Exhibits and Reports on Form 8-K               10

  Signature Page                                                        11

PART 1.   FINANCIAL INFORMATION

                      CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                   June 30,        December 31,
                                                     1996              1995
                                              ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $3,801,344       $4,576,095
  Accounts receivable, net of allowance for doubtful
     receivables of $152,000 and $180,000            2,121,197        1,303,754
  Parts and supplies                                   452,669          359,345
  Prepaid income taxes                                 161,194          163,443
  Prepaid expenses                                     136,831          102,148
  Miscellaneous receivables                              7,322            8,529
                                                    ----------       ----------
     Total current assets                            6,680,557        6,513,314

PROPERTY AND EQUIPMENT - AT COST                     1,319,427        1,216,201
     Less accumulated depreciation                     765,683          652,977
                                                    ----------       ----------
                                                       553,744          563,224
OTHER ASSETS
  Goodwill (Net of accumulated amortization)           788,763          800,969
  Other assets                                          29,098           52,281
                                                    ----------       ----------
                                                       817,861          853,250

                                                    $8,052,162       $7,929,788
                                                    ==========       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                     $        -       $  485,000
  Current maturities of long term debt                   4,839                -
  Accounts payable                                     731,292          347,297
  Accrued expenses                                     138,757          154,906
  Customer deposits                                     73,929           73,929
  Deferred income taxes payable                        371,315          334,872
                                                    ----------       ----------
     Total current liabilities                       1,320,132        1,396,004

LONG-TERM DEBT, less current maturities                 10,447                -

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
    shares of $.001 par value                        $      -         $       -
  Common stock - authorized,  25,000,000
    shares of $.001 par value;  issued and
     outstanding, 3,652,500 shares                       3,652            3,652
  Common stock - $.001 par value, stock subscribed
    and unissued - 75,000 shares                            75               75
  Paid-in capital                                    5,227,428        5,227,428
  Retained earnings                                  1,490,428        1,302,629
                                                     ---------        ---------
     Total stockholders' equity                      6,721,583        6,533,784
                                                     ---------        ---------
                                                    $8,052,162       $7,929,788
                                                    ==========       ==========

                     CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                               1996                1995
                                          -----------------   -----------------

Revenues
  Maintenance services                           $1,849,496          $1,460,497
  Parts and equipment sales                         936,677             180,933
                                                 ----------          ----------
                                                  2,786,173           1,641,430

Costs and expenses
  Cost of maintenance services                    1,243,606             917,458
  Cost of parts and equipment sales                 713,301              89,722
  Selling, general and administrative               776,635             472,221
                                                 ----------          ----------
                                                  2,733,542           1,479,401
                                                 ----------          ----------

     Operating profit                                52,631             162,029


Other deductions
  Interest income, net of interest expense            49,046            (12,264)
                                                -----------           ---------

     Earnings before income taxes                   101,677             149,765

Income taxes
  Currently payable                                  39,200               1,578
  Deferred                                                -              55,622
                                                 ----------           ---------

                                                     39,200              57,200


     NET EARNINGS                               $    62,477        $     92,565
                                                ===========        ============

 Per share amounts
  Net earnings per share                        $      0.02        $       0.05
                                                ===========        ============

Average number of shares and share
  equivalents outstanding                         6,427,000           2,100,000
                                                 ==========          ==========

                     CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                  1996                1995
                                             --------------    -----------------


Revenues
  Maintenance services                         $3,655,445            $2,887,032
  Parts and equipment sales
                                                2,074,822               356,728
                                               ----------           -----------
                                               $5,730,267            $3,243,760

Costs and expenses
  Cost of maintenance services                  2,295,422             1,789,690
  Cost of parts and equipment sales             1,709,498               130,501
  Selling, general and administrative           1,521,438               926,006
                                               ----------            ----------
                                                5,526,358             2,846,197
                                               -----------           ----------


     Operating profit                             203,909               397,563


Other deductions
  Interest income, net of interest expense         101,105              (27,651)
                                               -----------           ----------

     Earnings before income taxes                 305,014               369,912

Income taxes
  Currently payable                               117,200               201,801
  Deferred                                              -               (59,201)
                                               ----------            ----------
                                                  117,200               142,600


     NET EARNINGS                              $  187,814            $  227,312
                                               ==========            ==========

 Per share amounts
  Net earnings per share                       $     0.05            $     0.11
                                               ==========            ==========

Average number of shares and share
  equivalents outstanding                       6,427,000             2,100,000
                                               ==========            ==========

                              CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                     1996             1995
                                                --------------   --------------

Net cash flows from operating activities        $     (169,881)  $      586,148
                                                --------------   --------------

Cash flows used in investing activities
  Payment of subsidiary acquisition costs             (499,494)               -
  Acquisition of property and equipment               (103,226)         (89,541)
                                                --------------   --------------
     Net cash used in investing activities            (602,720)         (89,541)
                                                --------------   ---------------

Cash flows used in financing activities
  Payments on long-term debts                           (2,150)          (1,120)
  Deferred registration costs                                 -          (8,365)
                                                 --------------   --------------
     Net cash used in financing activities              (2,150)          (9,485)
                                                 --------------   --------------

NET INCREASE (DECREASE) IN CASH                       (774,751)         487,122

Cash at beginning of period                          4,576,095           78,686
                                                 --------------   --------------
Cash at end of period                            $   3,801,344    $     565,808
                                                 ==============   ==============



Supplemental disclosure of cash flow information

  Cash paid through June 30, 1996 and 1995 for:
     Interest                                              364            5,247
     Income taxes                                       41,863          178,698

                  CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at June 30, 1996 and for the three month periods ended June 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB.

         The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

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

         The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. The extent of such changes will decrease as the sales in this area stabilize. In addition, equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on the sale of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, design and installation of local-area network (LAN) and wide-area network (WAN) systems and expanding the Company's technical capabilities to maintain the more current mainframe and midrange technology.


RESULTS OF OPERATIONS

         The Company's second quarter net revenues of $2,786,173 increased 70 percent over second quarter net revenues in the prior fiscal year, and the net revenues for the six months ended June 30, 1996 increased 77 percent to $5,730,267 from $3,243,760 in the period ended June 30, 1995. This increase in net revenues resulted from sales growth in both maintenance services and equipment sales, with the primary increase in revenues generated by inclusion of revenues from CCS Systems, Inc., the acquisition of which was completed by the Company in December, 1995. Maintenance revenues for the three and six months ended June 30, 1996 increased approximately 27 percent over the three and six months ended June 30, 1995, with 6 percent and 5 percent, respectively, provided from expansion of the Company's book of business and the other 21 percent and 22 percent provided by CCS Systems. Equipment sales for the second quarter and first half of 1996 increased more than four times over .the same periods of 1995, with the Company increasing its sales by approximately 181 percent and 123 percent, respectively, and the balance of 236 percent and 359 percent, respectively, being provided by revenues generated by CCS Systems. Management has increased marketing efforts to promote continued growth in both of these areas of revenues, and are directing the marketing staffs of both companies toward cross-promoting the other company's primary areas of expertise. Maintenance services accounted for approximately 66 and 89 percent, respectively, of the Company's consolidated revenues for the second quarters of 1996 and 1995, and 64 and 89 percent, respectively, for the first six months of 1996 and 1995.

         The Company's cost of sales as a percentage of revenues was 70 percent in the second quarter of 1996 compared to 60 percent in the same period of 1995, and 70 percent for the first six months of 1996 compared to 59 percent for the first six months of 1995. An increase in the costs of maintenance services as a percentage of maintenance service income was combined with lower profit margin percentages on the equipment sales. The increased costs of maintenance service resulted primarily from increased costs of emergency replacement parts and increased reliance on subcontracted services. Additionally, gross margins in fiscal 1996 are adversely affected by the continued development of the Company's Philadelphia and Richmond operations. The Company expects that the costs of maintenance services as a percentage of maintenance service income to increase in future quarters as the Company expands the mix of hardware which will be maintained under contracts and until the Philadelphia and Richmond operations are self-sufficient, but hopes to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales. As the Company expands its equipment sales operations, gross margins will also drop as a percentage of overall sales, due to the lower gross margins on equipment sales when compared to maintenance sales.

         Selling, general and administrative expenses as a percentage of net revenues were 28 and 29 percent for the second quarters, respectively, of 1996 and 1995, and 27 and 29 percent for the first six months of 1996 and 1995, respectively. The decrease was primarily a result of the 64 percent increase in selling, general and administrative costs for both the three and six months of 1996 over comparable periods of 1995, as compared to a 70 percent and 77 percent increase in revenues for the same periods. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales.

         The Company generated net interest income during the second quarter of fiscal 1996 as the result of the use of the proceeds from the public offering completed in July of 1995 to retire short-term debt and investment of the remainder in short-term investments, pending application of the funds as disclosed in the Company's registration statement. Net interest income increased to $49,046 for the second quarter of 1996, compared with net interest expense of $12,264 for the same period of the prior year, and $101,105 net interest income for the first six months of 1996 compared to $27,651 of net interest expense for the same period of 1995. The Company expects that net interest income will decrease as the proceeds from the Company's initial public offering continue to be utilized as projected in the Company's registration statement.

         Net income decreased 32 percent to $62,477 for the second quarter of 1996 from $92,565 in the second quarter of the prior year, and decreased 17 percent to $187,814 for the first six months of 1996 from $227,312 for the first six months of 1995. The decrease for the quarter is primarily attributable to increased subcontractor costs for maintenance services when compared to the prior year, as well as costs incurred in expanding the Philadelphia and Richmond operations and also coordinating the operations of the CCS Systems with the Company. Subcontractor costs could decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors may still be required. The Company expects that the Philadelphia and Richmond operations' revenues will cover their expenses in the near future. However, internal expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts sufficient to cover minimum fixed operating costs. Expansion may also be accomplished by the acquisition of existing operations, in which case operating results may not be affected by such start-up losses, but may instead reflect the impact of the amortization of any goodwill paid in the acquisition, as occurred with the acquisition of CCS Systems.

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



LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $3,801,344 at June 30, 1996, compared to $4,576,095 at December 31, 1995. The ratio of current assets to current liabilities increased to 4.9:1 from 4.7:1 at December 31, 1995. Cash flows used in operations during the first six months of 1996 totaled $169,881, resulting primarily from an increase in accounts receivable due to large equipment sales, and partially offset by the increase in accounts payable for the costs of those sales, which will be paid upon collection of the receivables. The increase in the current ratio was due chiefly to the increase in accounts receivable relative to accounts payable, offset partially by the payment of the remainder of the cash portion of the purchase price of CCS Systems, which amounted to $485,000. The Company believes that its existing cash is sufficient to satisfy its currently anticipated working capital needs.

         Effective June 1, 1996, the Company's $750,000 revolving line of credit with Citizens Bank of Maryland was renewed to continue until August 31, 1996. There is presently no balance owed on this line of credit.

         The Company's principal commitments at June 30, 1996 consisted of obligations under operating leases for facilities.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  There have been no matters submitted to a vote of security holders during the three months ended June 30, 1996.

Item 5.           Other Information and Subsequent Events

Item 6.           Exhibits and Reports on Form 8 - K

                  A.       Exhibits.

                           None.

                  B.       Forms 8 -K.

                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                            CSI COMPUTER SPECIALISTS, INC.


Dated:  August 9, 1996                       By:      William F Pershin
        -----------------                             -----------------
                                                      William F. Pershin
                                                      President


Dated:  August 9, 1996                       By:      James D. Boccabella
        --------                                      ---------------------
                                                      James D. Boccabella
                                                      Chief Financial Officer