Form 10QSB
period 1996-09-30
CSI COMPUTER SPECIALISTS INC
filed 1996-12-17
CIK 923141

----------------------


            See accompanying notes to condensed financial statements.
    As filed with the Securities and Exchange Commission on __________, 1996


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ----------------------

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                           YES  X                                       NO
                               ---                                         ---
As of October 31, 1996 the Registrant had outstanding 3,652,500 shares of common stock.

                         CSI COMPUTER SPECIALISTS, INC.

                                  FORM 10 - QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

                  Condensed Balance Sheets at September 30, 1996
                   and December 31, 1995                                      3

                  Condensed Statements of Income for the three months
                    and nine months ended  September 30, 1996 and 1995        4

                  Condensed  Statements of Cash Flows for the nine months
                    ended  September 30, 1996 and 1995                        6

                  Notes to Condensed Financial Statements                     7

  Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8

PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                               11

  Item 2.    Changes in Securities                                           11

  Item 3.    Defaults Upon Senior Securities                                 11

  Item 4.    Submission of Matters to a Vote of Security Holders             11

  Item 5.    Other Information and Subsequent Events                         11

  Item 6.    Listing of Exhibits and Reports on Form 8-K                     11

  Signature Page                                                             12

PART 1.   FINANCIAL INFORMATION
                       CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                           CONDENSE CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                  September 30,     December 31,
                                                      1996              1995
                                               ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $4,136,035       $4,576,095
  Accounts receivable, net of allowance for doubtful
     receivables of $161,000 and $162,000           1,706,106        1,303,754
  Parts and supplies                                  566,536          359,345
  Prepaid income taxes                                161,685          163,443
  Prepaid expenses                                     89,852          102,148
  Miscellaneous receivables                             6,167            8,529
                                               ----------------  ---------------
     Total current assets                           6,666,381        6,513,314

PROPERTY AND EQUIPMENT - AT COST                    1,346,516        1,216,201
     Less accumulated depreciation                    849,561          652,977
                                               ----------------  ---------------
                                                      496,955          563,224

OTHER ASSETS
  Goodwill (Net of accumulated amortization)          775,413          800,969
  Other assets                                         29,098           52,281
                                               ----------------  ---------------
                                                      804,511          853,250
                                               ----------------  ---------------
                                                   $7,967,847       $7,929,788
                                               ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                    $        -       $  485,000
  Current maturities of long term debt                  4,839                -
  Accounts payable                                    449,308          347,297
  Accrued expenses                                    107,779          154,906
  Customer deposits                                   258,106           73,929
  Deferred income taxes payable                       377,715          334,872
                                               ----------------  ---------------
     Total current liabilities                      1,197,747        1,396,004

LONG-TERM DEBT, less current maturities                 9,118                -

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
    shares of $.001 par value                       $       -        $       -
  Common stock - authorized,  25,000,000
    shares of $.001 par value;  issued and
     outstanding, 3,652,500 shares                      3,652            3,652
  Common stock - $.001 par value, stock subscribed
    and unissued - 75,000 shares                           75               75
  Paid-in capital                                   5,227,428        5,227,428
  Retained earnings                                 1,529,827        1,302,629
                                               ----------------  ---------------
     Total stockholders' equity                     6,760,982        6,533,784
                                               ----------------  ---------------

                                                   $7,967,847       $7,929,788
                                               ================  ===============

                   CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                  1996               1995
                                            -----------------  -----------------


Revenues
  Maintenance services                            $1,919,225         $1,395,839
  Parts and equipment sales                          636,546            583,808
                                            -----------------  -----------------
                                                   2,555,771          1,979,647

Costs and expenses
  Cost of maintenance services                     1,169,138            915,429
  Cost of parts and equipment sales                  527,714            399,871
  Selling, general and administrative                842,632            493,823
                                            -----------------  -----------------
                                                   2,539,484          1,809,123
                                            -----------------  -----------------
     Operating profit                                 16,287            170,524

Other deductions
  Interest income, net of interest expense            52,813             42,033
                                            -----------------  -----------------
     Earnings before income taxes                     69,100            212,557

Income taxes
  Currently payable                                   27,200            (84,701)
  Deferred                                                 -            166,901
                                            -----------------  -----------------
                                                      27,200             82,200

     NET EARNINGS                                    $41,900           $130,357
                                            =================  =================

 Per share amounts
  Net earnings per share                             $  0.01           $   0.04
                                            =================  =================

Weighted average number of shares
   outstanding                                     3,652,500          2,511,774
                                            =================  =================

                CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  1996               1995
                                            -----------------  -----------------
Revenues
  Maintenance services                            $5,574,670         $4,282,871
  Parts and equipment sales                        2,711,368            940,535
                                            -----------------  -----------------
                                                   8,286,038          5,223,406

Costs and expenses
  Cost of maintenance services                     3,464,560          2,705,119
  Cost of parts and equipment sales                2,237,212            530,372
  Selling, general and administrative              2,364,070          1,419,829
                                            -----------------  -----------------
                                                   8,065,842          4,655,320
                                            -----------------  -----------------
     Operating profit                                220,196            568,086

Other deductions
  Interest income, net of interest expense           153,918             14,382
                                            -----------------  -----------------

     Earnings before income taxes                    374,114            582,468

Income taxes
  Currently payable                                  139,200            117,100
  Deferred                                                 -            107,700
                                            -----------------  -----------------
                                                     139,200            224,800

     NET EARNINGS                                   $234,914           $357,668
                                            =================  =================

 Per share amounts
  Net earnings per share                            $   0.06           $   0.13
                                            =================  =================

Weighted average number of shares
  outstanding                                      3,652,500          2,511,774
                                            =================  =================

                    CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     1996             1995
                                                 --------------   --------------
Net cash flows from operating activities         $   175,792           $255,504
                                                 --------------   --------------

Cash flows used in investing activities
  Payment of subsidiary acquisition costs           (499,494)                -
  Acquisition of property and equipment             (112,879)        (231,149)
                                                 --------------   --------------
     Net cash used in investing activities          (612,373)        (231,149)
                                                 --------------   --------------

Cash flows used in financing activities
  Payments on long-term debts                         (3,479)          (3,218)
  Decrease in note payable-officer                          -        (368,754)
  Deferred registration costs                               -      (1,046,561)
  Decrease in revolving line of credit                      -        (200,000)
  Proceeds from stock offering                              -       6,210,000
                                                 --------------   --------------
     Net cash used in financing activities            (3,479)       4,591,467
                                                 --------------   --------------

NET INCREASE (DECREASE) IN CASH                    (440,060)        4,615,822
Cash at beginning of period                        4,576,095           78,686
                                                 --------------   --------------
Cash at end of period                             $4,136,035       $4,694,508
                                                 ==============   ==============

Supplemental disclosure of cash flow information
  Cash paid through September 30, 1996 and 1995 for:
     Interest                                            956           36,459
     Income taxes                                     41,863          359,690

                     CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       (Unaudited)

Note 1 - Basis of Presentation
         The condensed financial statements at September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB.

         The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

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


RESULTS OF OPERATIONS

         The Company's third quarter net revenues of $2,555,771 increased 29 percent over third quarter net revenues in the prior fiscal year, and the net revenues for the nine months ended September 30, 1996 increased 59 percent to $8,286,038 from $5,223,406 in the period ended September 30, 1995. This increase in net revenues resulted from sales growth in both maintenance services and equipment sales, with the primary increase in revenues generated by inclusion of revenues from CCS Systems, Inc., the acquisition of which was completed by the Company in December, 1995. Maintenance revenues for the three and nine months ended September 30, 1996 increased approximately 37 percent and 30 percent, respectively, over the three and nine months ended September 30, 1995, with 15 percent and 8 percent, respectively, provided from expansion of the Company's book of business and the other 22 percent for each period provided by CCS Systems. Equipment sales for the third quarter of 1996 increased 9 percent over the same quarter of 1995, caused by a decrease in the Company's sales of approximately 44 percent, but offset by the sales provided by CCS Systems, Inc. , which netted a 9 percent increase. Equipment sales for the nine months ended September 30, 1996 increased 188 percent over .the same period of 1995, with the Company's sales increasing 19 percent and the balance of 169 percent being provided by revenues generated by CCS Systems. Management has increased marketing efforts to promote continued growth in both of these areas of revenues, and are directing the marketing staffs of both companies toward cross-promoting the other company's primary areas of expertise. Maintenance services accounted for approximately 75 and 70 percent, respectively, of the Company's consolidated revenues for the third quarters of 1996 and 1995, and 67 and 82 percent, respectively, for the first nine months of 1996 and 1995.

         The Company's cost of sales as a percentage of revenues was 66 percent in the third quarters of 1996 and 1995, and 69 percent for the first nine months of 1996 compared to 62 percent for the first nine months of 1995. An increase in the costs of maintenance services as a percentage of maintenance service income was combined with lower profit margin percentages on the increased equipment sales. The increased costs of maintenance service resulted primarily from increased costs of emergency replacement parts and increased reliance on subcontracted services. Additionally, gross margins in fiscal 1996 are adversely affected by the continued development of the Company's Philadelphia and Richmond operations. The Company expects that the costs of maintenance services as a percentage of maintenance service income to increase more slowly in future quarters as the Company expands the mix of hardware which will be maintained under contracts and as the Philadelphia and Richmond operations become self-sufficient, but hopes to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales. As the Company expands its equipment sales operations, gross margins will also drop as a percentage of overall sales, due to the lower gross margins on equipment sales when compared to maintenance sales.

         Selling, general and administrative expenses as a percentage of net revenues were 33 and 25 percent for the third quarters, respectively, of 1996 and 1995, and 29 and 27 percent for the first nine months of 1996 and 1995, respectively. The increase was primarily a result of the hiring of additional salespeople and administrative staff to expand the customer base and to handle the additional administrative requirements brought about by the increased number of customers. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales.

         The Company generated net interest income during the third quarter of fiscal 1996 as the result of the use of the proceeds from the public offering completed in July of 1995 to retire short-term debt and investment of the remainder in short-term investments, pending application of the funds as disclosed in the Company's registration statement. Net interest income increased to $52,813 for the third quarter of 1996, compared with $42,033 for the same period of the prior year, and $153,918 net interest income for the first nine months of 1996 compared to $14,382 for the same period of 1995. The Company expects that net interest income will decrease as the proceeds from the Company's initial public offering continue to be utilized as projected in the Company's registration statement.

         Net income decreased 66 percent to $41,900 for the third quarter of 1996 from $130,357 in the third quarter of the prior year, and decreased 38 percent to $139,200 for the first nine months of 1996 from $357,668 for the first nine months of 1995. The decrease for the quarter is primarily attributable to increased subcontractor costs for maintenance services when compared to the prior year, as well as costs incurred in expanding the Philadelphia and Richmond operations and also coordinating the operations of the CCS Systems with the Company. Subcontractor costs could decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors may still be required. The Company expects that the Philadelphia and Richmond operations' revenues will cover their expenses in the near future. However, internal expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts sufficient to cover minimum fixed operating costs. Expansion may also be accomplished by the acquisition of existing operations, in which case operating results may not be affected by such start-up losses, but may instead reflect the impact of the amortization of any goodwill paid in the acquisition, as occurred with the acquisition of CCS Systems.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $4,136,035 at September 30, 1996, compared to $4,576,095 at December 31, 1995. The ratio of current assets to current liabilities increased to 5.6:1 from 4.7:1 at December 31, 1995. Cash flows provided by operations during the first nine months of 1996 totaled $175,792, resulting primarily from a decrease in accounts receivable due to collections on large equipment sales, and partially offset by the decrease in accounts payable from payment of the costs of those sales, which were paid upon collection of the receivables. The increase in the current ratio was due chiefly to the increase in accounts receivable relative to accounts payable, offset partially by the payment of the remainder of the cash portion of the purchase price of CCS Systems, which amounted to $485,000. The Company believes that its existing cash is sufficient to satisfy its currently anticipated working capital needs.

         Effective October 4, 1996, the Company's $750,000 revolving line of credit with Citizens Bank of Maryland was renewed to continue until May 31, 19976. There is presently no balance owed on this line of credit.

         The Company's principal commitments at September 30, 1996 consisted of obligations under operating leases for facilities.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  There have been no matters submitted to a vote of security holders during the three months ended September 30, 1996.

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


                                       CSI COMPUTER SPECIALISTS, INC.


Dated:  November 15, 1996              By:      William F Pershin
                                                -----------------
                                                William F. Pershin
                                                President


Dated:  November 15, 1996              By:      James D. Boccabella
                                                -------------------
                                                James D. Boccabella
                                                Chief Financial Officer