Form 10KSB
period 1996-12-31
CSI COMPUTER SPECIALISTS INC
filed 1997-05-12
CIK 923141

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26464


                         CSI Computer Specialists, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                         52-1599610
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2275 Research Boulevard  Suite 430
Rockville, Maryland  20850
(Address of principal executive offices)  (Zip code)

301-921-8860
(Registrant's telephone number including area code)

Securities  registered pursuant to Section 12(b) of the Act:

Title of Securities                               Exchanges on which Registered
Class A common                                             NASDAQ Small Cap



Securities  registered pursuant to section 12(g) of the Act:
N/A



           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
           Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $10,836,000


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

           Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                               Outstanding

Class A                                                                 3966226


                       DOCUMENTS INCORPORATED BY REFERENCE

           List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

none



Transitional Small Business Disclosure Format (check one):
Yes ___; No X____

Item 1.  Business


      The Company was incorporated pursuant to the laws of the State of Delaware on February 22, 1994. The Company is the successor to CSI-Maryland. CSI-Maryland was incorporated pursuant to the laws of the State of Maryland in October 1988 for the purpose of providing computer hardware services, including installation and de-installation of equipment, computer upgrades, computer maintenance and repair, and the sale of computer parts and equipment. The Company was organized by CSI-Maryland to enable CSI-Maryland to merge with and into the Company on March 31, 1994 in order to effectuate a reincorporation in the State of Delaware.

           The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and midrange computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. The Company provides its services to commercial accounts, agencies of federal, state and local governments, and universities, hospitals, and associations in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York and Pennsylvania.

           In pursuit of the its plans for geographic expansion, the Company opened offices in the Philadelphia, Pennsylvania area in January of 1995 and in Richmond, Virginia in December of 1995. In addition, as part of the Company's efforts to expand its technological expertise and customer base, the Company completed its acquisition of Capitol Computer Systems, Inc., T/A CCS Systems, Inc. in December, 1995. CCS Systems, Inc. is a Lanham, Maryland value added reseller specializing in equipment sales and computer hardware maintenance. Furthering the expansion efforts, the Company acquired Cintronix, Inc., which specializes in the sales and service of personal computers, in January, 1997, and Advanced Network Systems, which provides network integration service and sales to over three hundred companies and associations in the Washington, D. C. metropolitan area, in February, 1997.
General:

           The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and midrange computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. Initially, the Company's business was limited to providing service for computer mainframes manufactured by IBM and peripheral equipment, such as printers, disk drives, tape drives and computer controllers. The Company has broadened its peripheral support to included the provision of service for products manufactured by Memorex, Storage Technology and various other original equipment manufacturers of input/output products. In the following years, the Company began offering maintenance services for personal computers and associated peripheral equipment produced by several major manufacturers such as IBM, Compaq, NEC, Epson and Hewlett-Packard, as well as providing parts and services for computer mainframes manufactured by Digital Equipment Corporation (DEC), such as DEC/VAX platforms and peripheral equipment.

           The Company provides its services to customers pursuant to maintenance agreements. Substantially all of the Company's maintenance agreements are fixed-fee agreements for terms of one or more years. Pursuant to such an agreement, a customer agrees to pay a fixed amount, payable monthly, in exchange for the Company's agreement to provide all parts (other than expendable parts) and labor necessary to maintain or repair the equipment during the term of such agreement. The Company occasionally provides services on a
"time-and-materials" basis pursuant to which a customer agrees to pay a specified rate for each particular service to be performed by the Company and to purchase any replacement parts used in connection therewith.

           The Company began actively selling computer equipment in 1993, and management of the Company believes that current market conditions afford the Company strong potential for growth for the remainder of the 1990s. The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the computer equipment which they purchase from the Company upon delivery thereof. Given the Company's large existing customer base, the Company has what management believes to be a "niche market audience" which will enable the Company to "bundle" its services to include the sale of equipment to a customer, the installation of such equipment and the maintenance thereof on a continuing basis.

           Management of the Company believes that the Company has been able to compete successfully because of the high quality of service the Company provides and the competitive pricing it is able to offer to its customers. As a result, since its inception, the Company has been able to attract and maintain long-term relationships with its existing customers and to expand its customer base consistently and effectively.

           The industry in which the Company operates has been characterized by rapid and continuous technological advances, permitting cost reduction, increased computer processing capacities and broadened equipment platforms. Users frequently upgrade or replace equipment and also use multi-manufactured equipment (mainframes and peripheral equipment which are manufactured by various manufacturers) to take advantage of technological innovations. As a result, equipment which is replaced by different or newer models becomes available to the resale or secondary market. This enables the Company to purchase this equipment and support additional product lines.

           Based on a survey conducted by International Data Corporation in February 1994 (the "IDC Government Survey"), the combined federal and commercial market for computer maintenance services totals $20.6 billion with a projected increase of 3.6% over the next three years.

           Given the Company's diversification into equipment sales, which according to information released by the Computer Dealers and Lessors Association is a $21.4 billion industry, management of the Company believes that, because of its large existing customer base, the Company is uniquely positioned to capture a growing segment of the equipment sales market.


Maintenance Services

           The Company provides third-party, multi-vendor computer hardware and peripheral equipment maintenance services to commercial accounts, agencies of federal, state and local governments, universities, hospitals, associations and other organizations located primarily in the Mid-Atlantic region of the United States. The equipment currently maintained and serviced by the Company consists of a wide range of peripheral subsystems, including terminals, disk drives, tape drives, printers and computer controllers, and also includes the mainframes, midrange minicomputers and personal computers on which such peripheral subsystems are dependent. The equipment serviced or maintained by the Company varies from customer to customer and ranges from providing service for individual computers or pieces of equipment to providing service for many computers and pieces of equipment located in a customer's mainframe computer room. Services provided by the Company consist primarily of scheduled preventative maintenance and emergency remedial services. Preventative maintenance includes inspections, diagnostic analysis, cleaning, adjustments, and replacement of components and parts. In addition, the Company conducts inspections for certification of equipment in connection with determining whether mainframes and peripheral equipment meet original equipment manufacturer maintenance standards.

           Most of the computers maintained and serviced by the Company are manufactured by IBM, although the Company also provides such services for computers manufactured by other companies including Memorex, Storage Technology, and DEC. The personal computers and peripheral equipment currently serviced by the Company are manufactured by numerous companies. The Company in 1995 expanded its business to include sales and service of IBM RISC System/6000, IBM AS/400 and IBM ES/9000. In addition, the Company greatly expanded its sales and service capabilities in the midrange area with the acquisitions of Cintronix, Inc. and Advanced Network Systems in the beginning of 1997.


Maintenance Agreements

           The Company provides most of its services pursuant to maintenance agreements having terms of one or more years. Pursuant to such agreements, a customer agrees to pay a fixed amount, payable monthly, in exchange for the Company's agreement to provide all parts (other than expendable parts) and labor necessary to maintain or repair the equipment subject to the agreement during the term of the agreement. Additionally, the Company occasionally provides services on a "time-and-materials" basis pursuant to which a customer agrees to pay a specified rate for each particular service to be performed by the Company and to purchase any replacement parts used in connection therewith. The Company's standard maintenance agreement provides that upon expiration of the initial term thereof, such agreement still continue on a month-to-month basis until such time as either party thereto terminates the agreement. It has been the Company's experience that very few of its maintenance agreements with its customers are canceled or discontinued upon expiration of their initial terms given that such agreements by their terms provide for continuation on a month-to-month basis unless expressly terminated.

           Most of the Company's maintenance agreements with agencies of the federal government are entered into for terms of three to five years. However, since the procuring governmental agencies are only funded on a year-to-year basis, all such maintenance agreements expire each year unless renewed at the agency's option. Prospective revenues from such agencies for future periods are therefore dependent upon the renewal of such agreements. Although such government agreements expire annually by their terms, the Company's past experience with such agreements expire annually until the expiration of the specified term (three to five years) and are thereafter continued on a year-to-year basis.


Subcontracting

           The Company has entered into subcontracting agreements with several of its vendors pursuant to which such vendors perform certain services which the Company has agreed to provide to customers pursuant to maintenance agreements with such customers. In such cases, the Company acts as the "prime contractor" for the provisions of computer maintenance services and the vendor acts as the "subcontractor." The Company enters into these types of agreements for several reasons. The Company may elect to enter into subcontracting agreements when the equipment that is subject to a maintenance agreement is extremely expensive or is otherwise difficult for the Company to obtain or replace. Similarly, such subcontracting agreements have been advantageous to the Company when the services required by a maintenance agreement have been of a particular level of engineering expertise that the Company does not otherwise provide. The Company also enters into subcontracting agreements because customers sometimes prefer to be provided services by one entity, such as the Company, which has the ability to service all of its computer equipment (notwithstanding the manufacturer thereof or the model), rather than rely on the services which may be provided individually by each vendor with respect to its own manufactured product or model. Such agreements may be terminated by either party at any time upon delivery of written notice 30 days in advance of such termination. Several companies offer the services and expertise for which the Company enters into subcontracting agreements. Therefore, management of the Company believes that the loss of the services of any one subcontractor would not have a material adverse effect on the Company's business or operation.


Equipment Sales

           The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the computer equipment which they purchase from the Company upon delivery thereof. Generally, the Company takes an order for equipment from a customer, contacts its sources of equipment to ascertain the availability thereof, provides the customer with a quoted price for the same and then executes an agreement therefor upon the customer's affirmation of interest in purchasing the specified computer equipment from the Company. The Company does not, therefore, currently maintain an extensive inventory of equipment specifically to support potential equipment sales agreements. Revenues derived from the sales of equipment are increasing and the Company intends to continue to increase its sales of computer equipment in the future. Sales of midrange and personal computer equipment have expanded in the last year, and the terms are similar to those of previous mainframe equipment and parts. Due to the ready availability of midrange and personal computer equipment from Company vendors, the Company does not maintain an extensive inventory of this equipment, either.


Sales and Marketing

           The Company currently employs seventeen full-time marketing representatives. Eleven of such representatives directs their efforts to promoting the Company's sales and services to commercial accounts, universities, hospitals and associations in West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York and Pennsylvania. The remaining representatives market the Company's services primarily to federal government agencies. The majority of the marketing leads pursued by the Company's marketing representatives are generated by existing customers and referrals from various vendors. To date, the Company has done very little advertising. In addition, the Company utilizes the services of several contract marketing representatives, who provide marketing services. The Company is in the process of developing an effective marketing and advertising program, as well as hiring additional marketing personnel. With the acquisition of Cintronix, Inc. and Advanced Network Systems in early 1997, the Company obtained seven full-time marketing representatives to expand the promotion of the Company's services in the Mid-Atlantic region of the United States.


Principal Suppliers and Subcontractors

           The Company acquires a significant part of the equipment and parts which it uses in connection with providing maintenance services from IBM. The Company also relies on IBM to provide subcontracting services (as described above). See Note 10 to the Financial Statements included elsewhere herein. Payments made by the Company to IBM equaled in the aggregate $221,000 and $414,000, respectively, during the fiscal years ended December 31, 1996 and 1995. The Company also subscribes to a service called "CDLANET" which provides the Company with access to an "on-line" nationwide database of equipment offered for sale by various vendors and distributors. The Company frequently acquires equipment from several different vendors through this resource.


Customers

           As noted above, most of the Company's revenues are derived from services performed through maintenance agreements. The percentage of commercial customers serviced by the Company pursuant to maintenance agreements for the fiscal years ended December 31, 1996 and 1995 equaled approximately 79% and 75%, respectively, of all customers serviced by the Company pursuant to maintenance agreements compared to approximately 21% and 25%, respectively, for the fiscal years ended December 31, 1996 and 1995 for federal and local government agencies. Revenues derived from time and materials agreements approximate 5% and 8%, respectively, of the Company's gross revenues for the fiscal years ended December 31, 1996 and 1995. Revenues generated by parts and equipment sales represented approximately 30% and 14%, respectively, of gross revenues for the fiscal years ended December 31, 1996 and 1995.

           The Company's customers tend to be very loyal. It has been the Company's experience that very few of its maintenance agreements with its customers are canceled or discontinued upon expiration of their initial terms, given that the terms of such agreements provide for continuation on a month-to-month basis unless expressly terminated. As of December 31, 1996, the Company had maintenance agreements with approximately 140 customers. Currently, no one customer represents more than 7% of the total revenue of the Company. The Company's commercial customers include American Management Systems, Inc., Hechinger Company, IBM, ISI, CDSI, and Medlantic Health Care System, Inc.


Business Strategy

           The objective of the Company is to increase both its maintenance customer base and equipment sales. Management of the Company believes that increasing the Company's customer base will be achieved by broadening the Company's business to include sales and servicing of additional mainframe computers such as AMDAHL, IBM RISC/6000, IBM AS/400, and IBM ES/9000, and expanding its business to provide sales and service outside of the Mid-Atlantic Region into other geographical locations. Management of the Company also believes that it will be able to increase its sales of parts and equipment by establishing the Company as what is known as a "Value Added Reseller" of computer equipment produced by various manufacturers, and providing network design and integration services to new and existing customers. Designation as a "Value Added Reseller" enables the Company to acquire computer equipment directly from manufacturers at discounts based upon the volume of its purchases. Cintronix, Inc., the company acquired by the Company in January, 1997, is a MicroAge franchisee, and as such greatly increases the Company's expansion in this area.


Acquisitions

           The Company intends to pursue its growth and acquisition strategy on both a national and regional level. On a national level, the Company intends to acquire and develop businesses in major population areas where it is not now represented. The Company also intends to acquire businesses and create regional clusters of sales and service representatives to increase its geographic market area, to improve its service to customers and to gain greater market penetration. Management of the Company believes that the businesses so acquired will be able to draw on the operational and management expertise of the Company. In addition to the foregoing, management of the Company will seek and evaluate acquisition opportunities whereby related synergistic products can be acquired. It is anticipated that such opportunities would include acquisitions of distributors and vendors of products which the Company's marketing representatives can sell to the Company's existing customer base and continue to service thereafter. The Company intends to target companies for acquisition that are profitable and well-positioned in their local markets and have will established customer bases. The Company intends to acquire such additional companies using a combination of cash, equity securities (such as common or preferred stock) and debt instruments. Pursuant to the terms of its agreement with the Underwriter, the Company's ability to issue equity securities in connection with such acquisitions may be subject, until July, 1997, to the Underwriter's prior written consent. To the extent that the Company issues equity securities in connection with acquisitions, the equity interest of its then current stockholders will be diluted.

           The Company could be subject to liabilities arising from an acquisition in the event the Company assumes unknown or contingent liabilities or in the event such liabilities are imposed on the Company under theories of successor liability. Prior to making acquisitions, the Company will conduct a due diligence investigation of acquisition candidates. In addition, the Company may seek to avoid assuming or incurring liabilities by purchasing only selected assets and assuming selected liabilities of an acquisition candidate. The Company may also seek to obtain indemnification from selling parties. However, if the Company became subject to such a liability of sufficient magnitude and was unable to enforce its rights of indemnification against the acquired companies or selling parties, such liability could have a material adverse effect on the Company's financial condition and results of operations.

           Management intends to integrate the companies it has acquired or may acquire in the future on a national and regional level, to bring controls, economies of scale and standardized policies and procedures to all of its offices, and to centralize finance, cash management, inventory management, accounting, insurance, marketing, purchasing and human resources functions.

Item 2.  Properties

          The Company's headquarters are located in Rockville, Maryland
(the "Rockville facility"). In addition to the Rockville facility, the Company maintains its National Support Center in Beltsville, Maryland (the "Beltsville facility"), a sales and marketing office in Towson, Maryland ("the Towson facility"), office and warehouse space in Warminster, Pennsylvania (the "Pennsylvania facility") and office and warehouse space in Richmond, Virginia (the "Virginia facility"). In addition, the CCS Systems, Inc., a wholly-owned subsidiary of the Company, maintains its offices and service facilities in Lanham, Maryland (the "Lanham facility").

           The Rockville facility is leased by the Company pursuant to a lease having a term of ten years, which term expires on October 1, 2002. The Rockville facility consists of 3,300 square feet and is used by the Company as general office space. The monthly rental payment for such space is approximately $5,165 and is subject to annual increases.

           The Beltsville facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire on February 27, 1997, subject to the Company's option to renew such lease for an additional term of five years. The monthly rental payment for such space is $10,691 and is subject to annual increases. The Beltsville facility currently consists of 31,000 square feet and is used by the Company to house the Company's technical support staff, in-house training instructors and logistical personnel for parts support, and for the storage and warehousing of the bulk of the Company's equipment, parts and supply inventories.

           The Towson facility is used by marketing personnel of the Company and is leased by the Company on a month-to-month basis. The monthly rental payment for such space is $995.

           The Pennsylvania facility is leased by the Company pursuant to a lease having a term of three years, which term is scheduled to expire on January 30, 1998, subject to automatic annual renewals in the absence by either party to terminate the lease. The Pennsylvania facility consists of approximately 6,000 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in its service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $4,937 per month.

           The Virginia facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire on December 31, 2000. The Virginia facility consists of approximately 5,900 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in its service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $4,316 and is subject to annual increases.

           The Lanham facility is leased by CCS Systems, Inc., a wholly-owned subsidiary of the Company, pursuant to a lease having a term expiring in December, 1998. The Lanham facility consists of approximately 8,000 square feet and is used for storage and warehousing of equipment, parts and supplies for service of CCS Systems, Inc.'s customers, as well as housing the sales, administrative and service personnel of the company. The monthly rental payment for such space is $5,668 and is subject to annual increases.

           In addition to the foregoing facilities, the Company maintains a local parts storage facility in Falls Church, Virginia to provide local support to area accounts. The monthly rental for the storage center is $198. The facility is leased pursuant to a month-to-month lease. In the event that the lease is terminated or not otherwise renewed, management believes that the Company would be able to lease adequate space elsewhere upon terms comparable to or as favorable as those in the current lease.

           The Company does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities for the foreseeable future.

Item 3.  Legal Proceedings

none

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


Item 5.  Market for Common Equity and Related Stockholder Matters

NASDAQ Small Cap
1st Quarter 1995     High       N/A       Low       N/A
2nd Quarter 1995     High      N/A        Low       N/A
3rd Quarter 1995     High      7 5/8      Low       5
4th Quarter 1995     High      6 5/8      Low       4 3/8
1st Quarter 1996     High       7 1/8     Low       4 5/8
2nd Quarter 1996     High      6 1/4      Low       5
3rd Quarter 1996     High      5 7/8      Low       2 3/4
4th Quarter 1996     High      3 5/8      Low       1 1/8  300  None
***


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation


GENERAL

           The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and midrange computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. These services are provided to commercial customers, agencies of federal, state and local governments, universities, associations and hospitals primarily in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York and Pennsylvania.

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

           The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. The extent of such changes will decrease as the sales in this area stabilize. In addition, mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on the sale of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology. Sales of midrange and personal computer equipment will expand due to the acquisitions completed in early 1997, and these sales are normally subject to seasonal fluctuations.


RESULTS OF OPERATIONS

           Revenues for the fiscal year ended December 31, 1996 increased by 58 percent to $10,835,678 compared to revenues of $6,844,722 for the fiscal year ended December 31, 1995. This increase in annual net revenues resulted from sales growth in both maintenance services and equipment sales, notably with the increased revenues generated by CCS Systems, Inc., a wholly-owned subsidiary acquired in December, 1995. Maintenance revenues increased principally due to growth in the Company's and its subsidiary's book of fixed fee agreements, both in number and dollar amount of the agreements. Maintenance revenues for 1996 increased by 29 percent to $7,536,634 compared to maintenance revenues of $5,861,543 for 1995. Maintenance services accounted for approximately 70 percent of the Company's revenues for 1996 compared to 86 percent for 1995. Equipment and parts sales increased 235 percent to $3,299,044 for 1996 compared with $983,179 for 1995, comprising 30 percent of sales in 1996 and 14 percent of sales in 1995.

           The Company's cost of sales as a percentage of revenues was 68 percent in 1996 compared to 63 percent in 1995. An increase in the costs of maintenance services as a percentage of maintenance service income was combined with the higher level of equipment sales, on which profit margins percentages are traditionally lower. The increased costs of maintenance service resulted primarily from increased costs of emergency replacement parts and increased reliance on subcontracted services. Subcontractor costs could decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors may still be required. Additionally, gross margins in fiscal 1996 have been adversely affected by the costs associated with stabilizing the Company's Philadelphia and Richmond operations. The Company expects that the costs of maintenance services as a percentage of maintenance service income to increase in future quarters as the Company expands the mix of hardware which will be maintained under contracts and until the Richmond operation is self-sufficient, but hopes to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales.

           Selling, general and administrative expenses as a percentage of net revenues were 32 percent and 30 percent, respectively, for 1996 and 1995. These costs increased 71 percent to $3,487,760 for 1996 compared to $2,040,683 for 1995, the increase primarily attributable to hiring additional marketing and office personnel to support the increased revenue base, as well as the administrative costs of the Philadelphia and Richmond offices. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales.

           The Company's operating profit for the fiscal year ended December 31, 1996 decreased 108 percent to a loss of $41,469 compared to a profit of $490,659 for 1995. The decrease in operating profit was primarily attributable to the overall increase in costs of sales as discussed above compared with the increase in revenues, as well as the increase selling and administrative costs related to building up the sales staff.

           Net interest income increased to 163 percent to $206,460, compared to $78,406 for 1995, primarily as a result of investment earnings on the remaining proceeds of the Company's initial public offering in July, 1995, for a full year in 1996 as opposed to a partial year in 1995. The Company expects that net interest income will decrease as the proceeds from the Company's initial public offering continue to be utilized as projected in the Company's registration statement.

           Net income decreased 70 percent to $106,491 for 1996 from $349,565 for the prior year, primarily as a result of the higher costs of sales, the increased selling and administrative costs outlined above, and the stabilization of the Philadelphia and Richmond offices. The Company notes that the Philadelphia office is now generating net income for the Company, and expects that the Richmond operation's revenues will cover its expenses in the near future. However, internal expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts sufficient to cover minimum fixed operating costs. Expansion may also be accomplished by the acquisition of existing operations, in which case operating results may not be affected by such start-up losses, but may instead reflect the impact of the amortization of any goodwill paid in the acquisition.

           The consistency of the Company's results of operations has been significantly affected in the last year by the costs of the geographic expansion and changes in the computer market. The Company believes that in the future its results of operations could continue to be impacted by factors such as increased competition in a mainframe market that has been shrinking due to site consolidations and conversions to mid-range network installations (which is a more competitive market). Results could also be affected by the start-up costs related to expansion of operations to equipment not previously serviced or to geographic areas not previously supported. The Company's plans to offset these factors include expansion of the mid-range network support and maintenance division of operations, and offering services connected with the conversions themselves that would help assure continuity of the maintenance contracts. Part of this plan is evidenced by the Company's acquisitions of Cintronix, Inc., in January of 1997 and Advanced Network Systems in February, 1997. In addition, expansion of the maintenance services to include the newer mainframe technology and laser printers, as well as expansion of software support and help desk services will provide for continued growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES

           Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $3,915,578 at December 31, 1996, compared to $4,576,095 at December 31, 1995. The ratio of current assets to current liabilities increased to 7.5:1 from 4.7:1 at December 31, 1995. Cash flows from operations for 1996 totaled $34,586, resulting primarily from operations and partially offset by an increase in the parts and supply inventories necessary to support service contracts on newer technologies. The increase in the current ratio was due chiefly to the payment in January, 1996, of the short-term note payable issued by the Company in its acquisition of CCS Systems, Inc. in December, 1995. The Company believes that its existing cash, as supplemented by cash flow from operations, is sufficient to satisfy its currently anticipated working capital needs.

           Effective August, 1996, the Company's $750,000 revolving line of credit with Citizens Bank of Maryland was renewed to continue until May, 1997. There is presently no balance owed on this line of credit.

           The Company's principal commitments at December 31, 1996 consisted of obligations under operating leases for facilities.

Item 7.  Financial Statements and Supplementary Data


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY


INDEX



                                                                      Page

Report of Independent Auditors.............................    F-2..........

Consolidated Balance Sheet as of December 31, 1996 ........    F-3..........F-4

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995.................................    F-5..........

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1996 and 1995.................................    F-6..........

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995.................................    F-7..........F-8

Notes to Consolidated Financial Statements ...............     F-9..........F-17







                       .  .  .  .  .  .  .  .  .  .  .  .

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CSI Computer Specialists, Inc.
   Rockville, Maryland



       We have audited the accompanying consolidated balance sheet of CSI Computer Specialists, Inc. and its subsidiary as of December 31,
1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSI Computer Specialists, Inc. and its subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants.

Cranford, New Jersey
February 7, 1997

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY



CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.




Assets:
Current Assets:
   Cash and Cash Equivalents                           $        3,915,578
   Accounts Receivable                                          1,082,056
   Accounts Receivable - Related Party                            130,771
   Net Investment in Sales Type Leases - Current                   94,610
   Parts and Supplies                                             666,275
   Prepaid Income Taxes                                           115,418
   Prepaid Expenses                                               107,215
   Miscellaneous Receivables                                        6,982
                                                       ------------------

   Total Current Assets                                         6,118,905

Property and Equipment:
   Vehicles                                                        69,920
   Furniture and Fixtures                                         246,684
   Equipment                                                      666,196
   Equipment Under Operating Leases                               401,212
                                                       ------------------

   Totals - At Cost                                             1,384,012
   Less:  Accumulated Depreciation                                898,352
                                                       ------------------
   Property and Equipment - Net                                   485,660
                                                       ------------------

Other Assets:
   Goodwill [Net of Accumulated Amortization of $53,400]          747,569
   Net Investment in Sales Type Leases - Non-Current               62,268
   Other Assets                                                    53,501
                                                        -----------------

   Total Other Assets                                             863,338
                                                        -----------------

   Total Assets                                        $        7,467,903
                                                       ==================



See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.




Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                     $          337,054
   Accrued Expenses                                                140,395
   Deferred Income Taxes Payable                                   267,898
   Customer Deposits                                                73,929
   Current Maturities of Long-Term Debt                              5,753
                                                        ------------------

   Total Current Liabilities                                       825,029

Long-Term Debt - Net of Current Maturities                           6,844
                                                        ------------------

Commitments and Contingencies                                           --

Stockholders' Equity:
   Preferred Stock - Authorized, 10,000,000 Shares of $.001 Par Value;
      Issued and Outstanding, None                                      --

   Common Stock - Authorized, 25,000,000 Shares of $.001 Par Value;
      Issued and Outstanding, 3,652,500 Shares                       3,652

   Common Stock - $.001 Par Value, Stock Subscribed and
      Unissued - 75,000 Shares                                          75

   Paid-in Capital                                               5,227,428

   Retained Earnings                                             1,404,875
                                                        ------------------

   Total Stockholders' Equity                                    6,636,030
                                                        ------------------

   Total Liabilities and Stockholders' Equity           $        7,467,903
                                                        ==================



See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Years ended
                                                  December 31,
                                                  ------------
                                           1 9 9 6              1 9 9 5
                                           -------              -------

Revenues                               $       10,835,678   $        6,844,722
                                       ------------------   ------------------

Costs and Expenses:
   Cost of Sales                                7,389,387            4,313,380
   Selling, General and Administrative          3,487,760            2,040,683
                                       ------------------   ------------------

   Total Costs and Expenses                    10,877,147            6,354,063
                                       ------------------   ------------------

   Operating [Loss] Profit                        (41,469)             490,659
                                       ------------------   ------------------

Other Income [Expenses]:
   Interest Income                                207,720              114,438
   Interest Expense                                (1,260)             (36,032)
                                       ------------------   ------------------

   Total Other Income                             206,460               78,406
                                       ------------------   ------------------

   Income Before Provision for Income Taxes       164,991              569,065
                                       ------------------   ------------------

Provision for Income Taxes:
   Current                                        129,719                5,537
   Deferred                                       (66,974)             213,963
                                       ------------------   ------------------

   Total Provision for Income Taxes                62,745              219,500
                                       ------------------   ------------------

   Net Income                          $          102,246   $          349,565
                                       ==================   ==================

   Net Income Per Share                $              .03   $              .12
                                       ==================   ==================

   Weighted Average Number of Shares
     Outstanding                                3,652,500            2,796,956
                                       ==================   ==================



See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                         Total
                                                                        Stock-
                               Common Stock     Paid-in    Retained     holders'
                             Shares    Amount   Capital    Earnings      Equity

Balance - December 31, 1994 2,100,000  $2,100  $       -- $  953,064  $  955,164

   Initial Public Offering  1,552,500   1,552   4,683,753         --   4,685,305

   Issuance Pursuant to Stock
      Purchase Agreement -
      December 28, 1995        75,000      75     543,675         --     543,750

   Net Income                      --      --          --    349,565     349,565
                            ---------  ------  ----------  ---------   ---------

Balance - December 31, 1995 3,727,500   3,727   5,227,428  1,302,629   6,533,784

   Net Income                      --      --          --    102,246     102,246
                            ---------  ------  ---------- ----------   ---------

Balance - December 31, 1996 3,727,500  $3,727  $5,227,428 $1,404,875  $6,636,030
                            =========  ======= ========== ==========  ==========




See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years ended
                                                           December 31,
                                                           ------------
                                                    1 9 9 6          1 9 9 5
                                                    -------          -------
Operating Activities:
   Net Income                                    $     102,246   $     349,565
                                                 -------------   -------------
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
      Depreciation and Amortization                    339,170         193,501
      Amortization of Parts and Supplies               446,122         315,961
      Provision for Bad Debts                           35,926          40,000
      Deferred Income Taxes                            (66,974)        213,963

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
        Accounts Receivable                             55,001        (214,545)
        Net Investment in Sales-Type Leases           (156,878)             --
        Parts and Supplies                            (753,052)       (444,535)
        Prepaid Income Taxes                            48,025              --
        Prepaid Expenses                                (5,067)        (39,854)
        Miscellaneous Receivables                        1,547          (8,529)
        Other Assets                                    13,274            (740)

      Increase [Decrease] in:
        Accounts Payable and Accrued Expenses          (24,754)         86,261
        Income Taxes Payable                                --        (364,373)
                                                 -------------   -------------

      Total Adjustments                                (67,660)       (222,890)
                                                 -------------   -------------

   Net Cash - Operating Activities                      34,586         126,675
                                                 -------------   -------------

Investing Activities:
   Net Cash Transferred - Acquisition of Subsidiary         --         258,699
   Payment of Acquisition Costs                       (499,494)        (38,807)
   Acquisition of Property and Equipment              (190,770)       (340,569)
                                                 -------------   -------------

   Net Cash - Investing Activities                    (690,264)       (120,677)
                                                 -------------   -------------

Financing Activities:
   Payments on Long-Term Debt                           (4,839)         (9,905)
   Payments on Note Payable - Officer                       --        (368,754)
   Registration Costs                                       --      (1,139,930)
   Payments on Revolving Line of Credit                     --        (200,000)
   Proceeds from Stock Offering                             --       6,210,000
                                                 -------------   -------------

   Net Cash - Financing Activities                      (4,839)      4,491,411
                                                 -------------  --------------

   Net [Decrease] Increase in Cash and
      Cash Equivalents                                (660,517)      4,497,409

Cash and Cash Equivalents - Beginning of Years       4,576,095          78,686
                                                 --------------  -------------

   Cash and Cash Equivalents - End of
          Years                                  $   3,915,578   $   4,576,095
                                                 =============   =============


See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Years ended
                                                       December 31,
                                                      ------------
                                                  1 9 9 6           1 9 9 5
                                                  -------           -------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                  $       1,407   $      36,032
      Income Taxes                              $     120,251   $     390,641

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   On December 28, 1995, the Company purchased all of the issued and outstanding shares of Capitol Computer Services, Inc. T/A CCS Systems for a total purchase price of $1,128,750. On this date, $100,000 was paid with $485,000 payable in January of 1996. The remaining $543,750 is payable in January 1998 in shares of the Company's common stock based on a formula providing for the issuance of a minimum of 75,000 shares and a maximum of 150,000 shares and calculated using the then-closing bid price of the common stock.




See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Corporate Organization and Principles of Consolidation

The consolidated financial statements include the accounts of CSI Computer Specialists, Inc. and its wholly-owned subsidiary Capitol Computer Services, Inc. T/A CCS Systems [the "Company"]. All intercompany balances and transactions have been eliminated.

CSI Computer Specialists, Inc., a Delaware corporation, is the successor to Computer Specialists, Inc., a Maryland corporation ["CSI-Maryland"], which was incorporated in 1988. The Company was organized by CSI-Maryland to enable
CSI-Maryland to merge with and into the Company in March 1994, in order to effectuate a reincorporation in the State of Delaware.

The Company, which operates primarily from Maryland, provides computer hardware services, which primarily consist of maintenance and repair along with installation and deinstallation of equipment, and sales of parts and equipment to governmental and commercial entities in the Mid-Atlantic region of the United States. The Company provides its services to customers primarily pursuant to maintenance agreements for terms of one to three years.

[2] Summary of Significant Accounting Policies

A summary of the significant accounting policies in the preparation of the accompanying consolidated financial statements follows:

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Parts and Supplies - Bulk purchases of spare parts and supplies which are utilized to support maintenance contracts are recorded at cost and are amortized to operations on a straight-line basis over a period ranging from eighteen to twenty-four months. The Company also purchases certain parts for immediate use which are charged to expense as incurred. Management estimates that this methodology approximates a lower of cost or market inventory valuation on an average cost basis. Actual results could differ from those estimates.

Property and Equipment and Depreciation - Property and equipment is recorded at cost. Depreciation is provided for using declining balance methods based on estimated useful lives of five to seven years. Equipment under operating leases are depreciated over the terms of the respective leases, usually two to three years. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation for the years ended December 31, 1996 and 1995 was $285,770 and $193,501, respectively.

Income Taxes - The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. In 1996 the Company elected to change its method of reporting income for tax purposes to the accrual method. Temporary differences between financial reporting and tax reporting existing as of January 1, 1996 are being recognized over the next five-year period [See Note 8].

Goodwill Policy - Amortization is provided on a straight-line basis over 15 years. Goodwill represents the excess of cost over the fair value of net assets acquired.

Impairment - Management evaluates the period of amortization of intangible assets to determine whether events and circumstances warrant revised estimates of useful lives. Additionally, management reviews long-lived assets including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 1996, management expects these assets to be fully recoverable.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996 for financial note disclosure purposes and applies the intrinsic value method of Accounting Principles Board ["APB"]
Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

Advertising  Costs - Advertising costs are expensed when incurred.   Advertising
expense was $35,534 and $8,900 for the years ended December 31, 1996 and 1995, respectively.

Revenue Recognition - The Company derives its revenue principally from fixed price maintenance contracts, which it recognizes ratably over the term of the contract. Revenue from computer equipment sales and performance under time and materials contracts are recognized upon product shipment or the performance of the related work.

The Company leases computer equipment under operating and sales type leases. The determination of whether a computer lease is treated as an operating or sales type lease is dependent on the terms of the lease and management's judgment as to the collectibility of the lease payments.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - Earnings per share are calculated by dividing net earnings by the weighted average common shares outstanding during 1996 and 1995 [3,652,500 and 2,796,956, respectively]. Options and warrants did not result in dilution for the years ended December 31, 1996 and 1995.

[3] Accounts Receivable

Accounts receivable at December 31, 1996 consist of:

Receivables Under U. S. Government Contracts and Subcontracts:
   Amounts Billed                                              $       144,635
   Unbilled Amounts                                                    146,822
Commercial and Other Receivables                                     1,117,477
                                                               ---------------
Total                                                                1,408,934
Less:  Allowance for Doubtful Receivables                              170,000
                                                               ---------------

   Total                                                       $     1,238,934
   -----                                                       ===============

[4] Leasing Activities

The Company's leasing operations consist principally of the leasing of computer equipment to existing monthly maintenance customers. A number of the leases are for terms of two to three years, and are cancelable at any time by the lessee. If the lease goes to term, ownership of the equipment passes to the lessee. When collectibility of lease payments is uncertain due to the cancelable terms of the lease, and because of uncertainties regarding unreimburseable costs to the Company, such leases are classified as operating leases. The Company also leases equipment under sale-type leases. A summary of the Company's leasing activities is as follows:

Sales Type Leases - Beginning January of 1996, the Company's leasing operations consist principally of leasing computer equipment under sales-type leases expiring in various years through 1999.


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


[4] Leasing Activities [Continued]

Sales Type Leases [Continued] - Minimum lease payments to be received as of December 31, 1996 are as follows:

 Year ended                                  Amount
 ----------                                  ------
December 31,
------------
   1997                                     $ 112,488
   1998                                        57,336
   1999                                         9,428
   2000                                            --
   2001                                            --
                                            ---------

   Total                                      179,252
   Less: Interest Portion                     (22,374)
                                            ---------
     Total                                  $ 156,878
                                            =========

  Current Portion                           $  94,610
  Non-Current Portion                       $  62,268

Operating Leases - The following summarizes equipment under operating leases at December 31, 1996:

Computer Equipment                          $ 401,212
Accumulated Depreciation                     (285,274)
                                            ---------

  Total                                     $ 115,938
  -----                                     =========

Minimum future rentals to be received on operating leases as of December 31, 1996 are as follows:

 Year ended                                  Amount
 ----------                                  ------
December 31,
-----------
  1997                                      $ 121,880
  1998                                         32,430
  1999                                             --
  2000                                             --
  2001                                             --
                                            ---------

  Total                                     $ 154,310
  -----                                     =========

[5] Notes Payable

The Company has a note payable to General Motors Financing with an interest rate of 9% and maturity date of January 11, 1998. The note payable was used to finance the purchase of a vehicle.
                                                             December 31,
                                                                1 9 9 6

Note Payable to General Motors Financing                 $       12,597
Less: Current Maturities                                          5,753
                                                         --------------

   Long-Term Debt                                        $        6,844
   --------------                                        ==============

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[5] Notes Payable [Continued}

Maturities of long-term debt at December 31, 1996 is as follows:

1997                                                     $        5,753
1998                                                              6,844
                                                         --------------

   Total                                                 $       12,597
   -----                                                 ==============


[6] Revolving Line of Credit

The Company arranged for a bank line of credit with a maximum amount of $750,000. The line bears interest at the rate of 1.0% over prime. The prime rate at December 31, 1996 was 8.25%. The line is secured by accounts receivable, general intangibles and parts and supplies, and is personally guaranteed by the officers of the Company. The Company is required to maintain certain ratios and $650,000 in tangible net worth. The Company was in compliance with the ratio and tangible net worth requirements at December 31, 1996. There was no balance due on the line of credit at December 31, 1996.

[7] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," which requires the disclosure of the fair value of off- and on-balance sheet financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable are estimated to approximate fair value because of the short maturities of those instruments.

[8] Commitments

The Company leases facilities and vehicles under operating leases which expire at various dates through 2002. Facility lease agreements provide for rent increases based on changes in the Consumer Price Index and adjustments for a proportionate share of real estate taxes and operating expenses. Minimum rental commitments under all noncancelable operating leases with a remaining term in excess of one year are as follows:

Year                                                          Amount

1997                                                   $      233,985
1998                                                          207,683
1999                                                          145,998
2000                                                          128,407
2001                                                           71,863
Thereafter                                                     73,664
                                                       --------------

   Total                                               $      861,600
   -----                                               ==============

Total rent expense for the years ended December 31, 1996 and 1995 approximated $423,400 and $271,000, respectively.

In April 1995, the Company entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and its President for an initial period through 1999 with automatic renewals for successive one-year periods, unless terminated by the Company or the executive. The agreements provide for initial base compensation aggregating $378,250 subject to annual cost of living increases, as well as a bonus to the Chief Executive Officer equal to 5.5% of the Company's earnings before income taxes. Additional employment agreements were entered into as part of the acquisition of Capitol Computer Services, Inc. T/A CCS Systems [See Note 12].




CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5



[9] Income Taxes

The components of income tax expenses are as follows:

                                                   December 31,
                                                   ------------
                                            1 9 9 6             1 9 9 5
                                            -------             -------
Current:
   Federal                              $       109,282     $        5,537
   State                                         20,437                --
                                         ---------------     -------------

   Total Current                                129,719              5,537
                                        ---------------     --------------

Deferred:
   Federal                                      (58,937)           182,938
   State                                         (8,037)            31,025
                                        ----------------    --------------

   Total Deferred [Benefit] Expense             (66,974)           213,963
                                        ---------------     --------------

   Totals                               $        62,745     $      219,500
   ------                               ===============     ==============

The major components of deferred income tax assets and liabilities are as follows:

                                                        December 31,
                                                        ------------
                                                            1996
                                                            ----

Deferred Tax Liability:
  Effect of the Change from a Cash Basis of Income
    Tax Reporting to an Accrual Basis                  $   (323,482)

Deferred Tax Asset:
  Reserves                                                   55,584
                                                       ------------

  Net Deferred Tax Liability                           $   (267,898)
                                                       ============

The following table reconciles the U.S. federal income tax rate to the Company's effective tax rate:

                                             1 9 9 6               1 9 9 5
                                             -------               -------

U.S. Statutory Rate                            34.0%                 34.0%

Increases [Decreases] Resulting from:
   State Income Taxes                           7.0%                  5.6%
   Surtax Exemption                            (3.0)%                (1.0)%
                                        ------------          ------------

   Totals                                      38.0%                 38.6%
   ------                                ===========          ============

[10] Related Party Transactions

For the years ended December 31, 1996 and 1995, the Company recognized revenue approximating $490,000 [including equipment sales of $107,000], and $375,000 [including equipment sales of $86,000], respectively, from a corporation owned by the Company's majority stockholder. At December 31, 1996, accounts receivable include $130,771 from the related party.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[11] Major Vendors/Customers

The Company paid approximately $221,200 and $414,000 in 1996 and 1995, respectively, to one vendor for subcontract services and the purchase of parts and supplies. Management believes that there are alternative competitive sources within the industry.

Revenue under U. S. Government contracts approximated 21% and 25%, respectively, of total revenues for the years ended December 31, 1996 and 1995.

[12] Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as a result of the dispersion of the Company's customer base among both governmental and commercial entities in the Mid-Atlantic area. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts receivable and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company currently maintains cash of approximately $3,450,000 in financial institutions which are subject to such risk.

[13] Acquisition of Subsidiary

The Company acquired 100% of the outstanding capital stock of Capitol Computer Services, Inc. T/A CCS Systems, on December 28, 1995 for $1,128,750 in a business combination accounted for under the purchase method of accounting. The Company paid $100,000 of the purchase price at closing with $485,000 of the cash purchase price due on January 6, 1996. The balance of the purchase price, $543,750, is payable in January 1998 in shares of the Company's common stock based on a formula providing for the issuance of a minimum of 75,000 shares and a maximum of 150,000 shares and calculated using the then-closing bid price of the common stock.

The purchase price of this acquisition exceeded the fair value of the net assets of CCS Systems by $800,969 which is being amortized over 15 years under the straight-line method.

Certain principal stockholders of CCS Systems and certain key employees entered into employment agreements with CCS Systems in conjunction with the closing on December 31, 1995. The employment agreements provide that CCS Systems will employ each of such persons for varying terms of two, three, and five years at salaries commensurate with their positions and duties. Each of the employment agreements contain non-compete and confidentiality provisions.

The following pro forma unaudited results assume the above acquisition had occurred at January 1, 1995:

                                   December 31,
                                   -----------
                                     1 9 9 5
                                     -------

Net Revenues                       $10,562,935
Net Income                         $   330,701
Income Per Share                   $       .08

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the year or of the future results of operations.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[14] Initial Public Offering

During 1995, the Company completed an initial public offering of 1,552,500 units at $4.00 per share, each consisting of one share of common stock and two Class A common stock warrants exercisable at $4.50 per share from July 1996 through July 2000. The net proceeds to the Company were approximately $4.7 million.

[15] Stock Options

The Company adopted the CSI Computer Specialists, Inc. 1994 Stock Option Plan in 1994 which provides for the grant of both qualified and nonqualified stock options to officers, directors, employees and consultants. The Stock Option Plan has authorized the granting, in the aggregate, of options to purchase up to 200,000 shares of stock. Options granted under the Plan vest immediately.

The Company also adopted an incentive compensation plan in 1995, for the majority stockholder whereby the stockholder has been granted a ten year option to purchase up to 200,000 shares of common stock at an exercise price of $1.95 per share. The options are exercisable if the Company achieves certain earnings levels as follows:

   Earnings Before
  Interest and Taxes                                          Number of Shares

    $       1,200,000                                                    100,000
    $       2,000,000                                                    100,000

If it becomes probable that the above earnings levels will be achieved, the Company will recognize compensation expense equal to the difference between the fair market value and the exercise price pursuant to APB Opinion No. 25. Achievement of the above earnings levels is likely to result in substantial compensation expense to the Company in future years.

 A summary of stock options activity under all plans is as follows:

                                            1 9 9 6             1 9 9 5
                                            -------             -------
                                               Weighted-               Weighted-
                                               Average                 Average
                                               Exercise                Exercise
                                        Shares   Price         Shares    Price

Outstanding - January 1,               134,750     5.38           --        --

Granted                                  2,000     3.81      134,750       5.38
Exercised                                  --       --           --         --
Forfeited/Expired                       (7,250)   (5.38)         --         --
                                      --------   ------     --------     ------

   Outstanding - December 31,          129,500     5.35      134,750       5.38
   --------------------------         ========   ======      =======     ======

   Exercisable - December 31,          129,500     5.35      134,750       5.38
   --------------------------         ========   ======      =======     ======

   Shares Available on December 31,
      For Options that may be Granted  270,500               265,250
      ------------------------------- ========               =======

The Company applies APB Opinion No. 25 for stock options issued to employees in accounting for its stock option plans for financial reporting purposes. The exercise price for all stock options issued to employees during 1996 and 1995 was equal to the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8



[15] Stock Options [Continued]

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been increased, on a pro forma basis, by approximately $5,781, or $.0 per share for the year ended December 31, 1996 because forfeitures exceeded grants of stock options and reduced by approximately $173,892 or $.06 per share for the year ended December 31, 1995. The weighted-average fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $2.90 and $2.08, during 1996 and 1995, respectively, using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                        December 31,
                                                        ------------
                                               1 9 9 6                1 9 9 5
                                               -------                -------

Risk-free Interest Rate                         6.20%                  5.89%
Expected Life                                  4 Years                4 Years
Expected Volatility                            109.9%                 39.01%
Expected Dividends                               N/A                    N/A

Net income and income per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                      December 31,
                                                      ------------
                                                1 9 9 6             1 9 9 5
                                                -------             -------
Net Income:
   As Reported                                $     102,246   $      349,565
                                              -------------   --------------
   Pro Forma                                  $     108,027   $      175,673
                                              -------------   --------------

Income Per Share:
   As Reported                                $         .03   $          .12
                                              -------------   --------------
   Pro Forma                                  $         .03   $          .06
                                              --------------  --------------

[16] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

The FASB has also issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9



[15] New Authoritative Pronouncements [Continued]

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[17] Subsequent Events

The Company acquired 100% of the outstanding capital stock of Cintronix, Inc. on January 10, 1997 for $1,300,000 in a business combination accounted for under the purchase method of accounting. The Company paid $900,000 in cash and issued 313,726 shares of common stock having a value of $400,000 for the balance of the purchase price. In addition, the Company placed $400,000 in an escrow account to be held for two years in the event the existing shareholders elect to have the stock issued redeemed for cash.

In addition, the Company acquired the business assets of Advanced Network Systems, a subsidiary of American Bankers Association Service Corporation for
$200,000 in February 1997 in a business combination accounted for under the purchase method of accounting.

The purchase price of these acquisitions exceeded the fair market value of the net assets of Cintronix, Inc. and Advanced Network Systems by $950,000 and $200,000, respectively, which will be amortized over 15 years under the straight line method commencing in February and March 1997, respectively. For financial reporting purposes, the results of operations of Cintronix, Inc., and Advanced Network Systems will be included with the results of the Company beginning with the relative acquisition dates.

Certain of the principal stockholders of Cintronix, Inc. and certain key employees of both Cintronix, Inc. and Advanced Network Systems entered into employment agreements with their respective companies in conjunction with the closings of each acquisition. The employment agreements provide that each of the Companies will employ each of such persons for varying terms of two to three years at salaries commensurate with their positions and duties. Each of the employment agreements contain non-compete and confidentiality provisions.



                     .   .   .   .   .   .   .   .   .

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure n/a


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors of Registrant

Donald C. Weymer
Chairman of the Board of Directors
Chief Executive Officer
Corporate Secretary
Donald C. Weymer has been the Chief Executive Officer and a director of the Company since 1989 and has been the Corporate Secretary of the Company since March, 1994, and was the Chief Financial Officer from March, 1994 until October, 1995. In 1991 Mr. Weymer founded Interactive Systems, Inc., ("ISI"), a Virginia corporation, which is a data processing company which provides outsourcing, timesharing and fundraising assistance to agencies of the federal government, non-profit organizations and commercial clients. Mr. Weymer has served as the Chief Executive Officer and the President of ISI from 1991 to the present.
Term of Office: Mr. Weymer's term of office as director is three years expiring June 14, 1998.
Age: 52

William F Pershin
Director
President
Chief Accounting Officer
William F. Pershin has been the President and a director of the Company since December 1, 1988 and has been the Chief Accounting Officer of the Company since March, 1994.
Term of Office: Mr. Pershin's current term as director is three years expiring June 14, 1999.
Age: 42



Executive Officers of Registrant

Donald C Weymer
           See Directors of Registrant.

William F Pershin
           See Directors of Registrant.

James D Boccabella
           Chief Financial Officer
Mr. Boccabella has been the Chief Financial Officer of the Company since October of 1995. For the five years prior to that he owned and operated a public accounting practice, James D. Boccabella, CPA, CFP
Term of Office: Unlimited until terminated by the Board of Directors.
Age: 43


Nominees For Director

N/A



Item 10.  Executive Compensation



SUMMARY COMPENSATION TABLE



                  Annual Compensation
--------------------------------------------------------------------------------
                                                                Other
Name                                                            Annual
and                                                             Compen-
Principal                                    Salary    Bonus    sation
Position          Year                        ($)       ($)      ($)
--------------------------------------------------------------------------------
Donald C. Weymer: 1996                      $163,404  $9,600        --
Chief Executive
Officer, Chairman
of the Board,
Secretary
                  1995                      $155,625  $33,100       --
                  1994                      $112,500  $55,000   $30,000(1)

William F.Pershin:1996                      $136,168     --         --
President and
Director
                  1995                      $129,688     --         --
                  1994                      $125,000  $25,000       --

James D.          1996                       $96,842     --         --
Boccabella:
Chief Financial
Officer
                  1995                       $39,400     --      $18,355(2)






(1) Represents payment by the Company to Mr. Weymer for marketing and management consulting services provided to the Company by Mr. Weymer.
(2) Represents payment by the Company to Mr. Boccabella for accounting and management consulting services provided to the Company by Mr. Boccabella.

SUMMARY COMPENSATION TABLE

                                       Long-Term Compensation

                                       Awards               Payouts
--------------------------------------------------------------------------------

Name                                   Restricted  Under-              All Other
and                                    Stock       lying    LTIP        Compen-
Principal                              Award(s)   Options/  Payouts     sation
Position          Year                           ($)(#)SARS  ($)         ($)
--------------------------------------------------------------------------------
Donald C. Weymer: 1996                 none          none     none        none
Chief Executive
Officer, Chairman
of the Board,
Secretary
                  1995                 none          none     none        none
                  1994                 none          none     none        none

William F.Pershin:1996                 none          none     none        none
President and
Director
                  1995                 none          none     none        none
                  1994                 none          none     none        none

James D.          1996                 none          none     none        none
Boccabella:
Chief Financial
Officer
                  1995                 none      Options to   none        none
                                                 acquire
                                                 25,000
                                                 shares of
                                                 class A
                                                 common
                                                 stock






Item 11.  Security Ownership of Certain Beneficial Owners and Management

           Security Ownership of Certain Beneficial Owners


                      Name and Address              Amount and
Title of Class        of Beneficial Owner           Nature of           Percent
                                                    Beneficial Owner    of Class
--------------------------------------------------------------------------------
Class A common stock   Donald C Weymer                960,000             24.2%
common stock           2275 Research Boulevard
                       Suite 430
                       Rockville, Maryland  20850
Class A common stock   William F Pershin              640,000             16.1%
common stock           2275 Research Boulevard
                       Suite 430
                       Rockville, Maryland  20850



Security Ownership of Management
                      Name and Address              Amount and
Title of Class        of Beneficial Owner           Nature of           Percent
                                                    Beneficial Owner    of Class
--------------------------------------------------------------------------------

See "Security Ownership of Certain Beneficial Owners" table above.


Item 12.  Certain Relationships and Related Transactions

Donald C. Weymer
 The Company provides computer maintenance services to Interactive Systems, Inc., ("ISI") a Maryland corporation owned by Donald C. Weymer, a stockholder, director and officer of the Company, pursuant to the terms of maintenance agreements. Mr. Weymer is also the owner and chief executive officer of ISI. During the fiscal years ended December 31, 1996 and 1995, approximately $490,000 (including equipment sales of $107,000) and $375,000 (including equipment sales of $86,000) of the Company's revenues were generated by services rendered and equipment sold to ISI by the Company. See Note 9 of the Financial Statements included elsewhere within . Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

No report on Form 8-K was filed during the final quarter of the year ended December 31, 1996.

                             SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CSI Computer Specialists, Inc.

May 8, 1997                                By: Donald C. Weymer
----------------                               ----------------
Date                                           Donald C. Weymer, Chief Executive
                                               Officer



May 8, 1997                                By: James D. Boccabella
----------------                               -------------------
Date                                           James D. Boccabella, Chief
                                               Financial Officer






           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 8, 1997                                By: Donald C. Weymer
-----------                                    ----------------
Date                                           Donald C. Weymer, Chairman of the
                                               Board, Chief Executive Officer
                                               and Director



May 8, 1997                                By: William F. Pershin
-----------                                    ------------------
Date                                           William F. Pershin, President and
                                               Director