Form 10QSB
period 1997-03-31
CSI COMPUTER SPECIALISTS INC
filed 1997-05-15
CIK 923141

As filed with the Securities and Exchange Commission on May 15, 1997

                                                                   1
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

    Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Class A                                                      3,966,226


Transitional Small Business Disclosure Format (check one);
Yes___ No X

PART 1.   FINANCIAL INFORMATION
                              CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                  March 31,       December 31,
                                                    1997              1996
                                              ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $     2,247,607    $   3,915,578
  Cash - restricted                                    400,000                -
  Accounts receivable                                2,968,367        1,219,809
  Net investment in sales-type leases - current        107,565           94,610
  Inventory - resale                                   219,800                -
  Parts and supplies                                   772,587          666,275
  Prepaid income taxes                                  27,544          115,418
  Prepaid expenses                                     113,534          107,215
                                              ----------------  ---------------
     Total current assets                            6,857,004        6,118,905
                                              ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,476,200        1,384,012
     Less accumulated depreciation                     916,904          898,352
                                              ----------------  ---------------
                                                       559,296          485,660
                                              ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)         1,957,778          747,569
  Net investment in sales-type leases - non-current    116,958           62,268
  Other assets                                          37,653           53,501
                                              ----------------  ---------------
                                                     2,112,389          863,338
                                              ----------------  ---------------

                                              $      9,528,689  $     7,467,903
                                              ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   1,339,511          337,054
  Accrued expenses                                     149,940          140,395
  Revolving line of credit                             544,000                -
  Current maturities of long term debt                   5,753            5,753
  Customer deposits                                      4,173           73,929
  Deferred income taxes payable                        270,848          267,898
                                              ----------------  ---------------
     Total current liabilities                       2,314,225          825,029
                                              ----------------  ---------------

LONG-TERM DEBT, less current maturities                 23,351            6,844
                                              ----------------  ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
   shares of $.001 par value                   $             -  $             -
  Common stock - authorized,  25,000,000
   shares of $.001 par value;  issued and
     outstanding, 3,966,226 and 3,652,500 shares         3,966            3,652
  Common stock - $.001 par value, stock
   subscribed and unissued - 75,000 shares                  75               75
  Paid-in capital                                    5,627,114        5,227,428
  Retained earnings                                  1,559,958        1,404,875
                                              ----------------  ---------------
     Total stockholders' equity                      7,191,113        6,636,030
                                              ----------------  ---------------
                                              $      9,528,689  $     7,467,903
                                              ================  ===============

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  1997               1996
                                            -----------------  -----------------


Revenues
  Maintenance services                      $      2,235,632   $      1,820,006
  Parts and equipment sales                        3,028,099          1,126,088
                                            -----------------  -----------------
                                                   5,263,731          2,946,094

Costs and expenses
  Cost of maintenance services                     1,806,526          1,051,816
  Cost of parts and equipment sales                1,929,981            996,197
  Selling, general and administrative              1,309,794            746,803
                                            -----------------  -----------------
                                                   5,046,301          2,794,816
                                            -----------------  -----------------


     Operating profit                                217,430            151,278


Other deductions
  Interest income, net of interest expense            35,053             52,059
                                            -----------------  -----------------

     Earnings before income taxes                    252,483            203,337

Income taxes
  Currently payable                                   94,450            205,800
  Deferred                                             2,950           (127,800)
                                            -----------------  -----------------
                                                      97,400             78,000
                                            -----------------  -----------------
     NET EARNINGS                                    155,083            125,337
                                            =================  =================

 Per share amounts
  Net earnings per share                    $           0.04   $           0.03
                                            =================  =================

Weighted average number of shares
   outstanding                                     3,966,226          3,652,500
                                            =================  =================

                  CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     1997             1996
                                                --------------   --------------

Net cash flows from operating activities       $       111,661   $      (13,434)
                                                --------------   --------------

Cash flows used in investing activities
  Net cash transferred - acquisition of subsidiary      13,907                -
  Payment of subsidiary acquisition costs           (1,134,653)        (499,494)
  Acquisition of property and equipment                (89,393)         (61,721)
                                                --------------   --------------
     Net cash used in investing activities          (1,210,139)        (561,215)
                                                --------------   --------------

Cash flows used in financing activities
  Payments on long-term debts                             (493)            (850)
  Decrease in revolving line of credit                (169,000)               -
                                                --------------   --------------
     Net cash used in financing activities            (169,493)            (850)
                                                --------------   --------------

NET INCREASE (DECREASE) IN CASH                     (1,267,971)        (575,499)

Cash at beginning of period                          3,915,578        4,576,095
                                                --------------   --------------
Cash at end of period                           $    2,647,607   $    4,000,596
                                                ==============   ==============



Supplemental disclosure of cash flow information

  Cash paid through March 31, 1997 and 1996 for:
     Interest                                           14,095              258
     Income taxes                                        5,180           41,863

              CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations


GENERAL

         The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and midrange computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. These services are provided to commercial customers, agencies of federal, state and local governments, universities, associations and hospitals primarily in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersy, New York and Pennsylvania.

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

         The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. This fluctuation is expected to decrease with the acquisition of Cintronix, Inc., ("Cintronix") in January, 1997. Cintronix, Inc. is a MicroAge franchisee specializing in the sales and service of personal computers. It is hoped that cross-marketing between the Company and Cintronix will stabilize the seasonal nature of Cintronix's sales as well as introduce the Company's equipment salespersons to Cintronix's existing customer base. In addition, mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on all sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology. Expansion of the network design and installation is expected to be facilitated by the acquisition in February, 1997 of Advanced Network Systems ("ANS"). ANS provides network integration service and sales to over three hundred companies and associations in the Washington, D.C. metropolitan area.

RESULTS OF OPERATIONS

         The Company's first quarter net revenues of $5,263,731 was an increase of 79 percent over first quarter net revenues in the prior fiscal year of $2,946,094. This increase in net revenues resulted from sales growth in both maintenance services and equipment sales, with the primary increase in revenues generated by inclusion of revenues from Cintronix, Inc., the acquisition of which was completed by the Company in January, 1997. Maintenance revenues for the first quarter of 1997 increased approximately 23 percent over the first quarter of 1996, primarily from expansion of the Company's book of business. Equipment sales for the first quarter of 1997 increased 169% over the same period of 1996, with the Company increasing its sales by approximately 60 percent and the balance of 119 percent being provided by revenues generated by Cintronix, Inc. Management intends to increase marketing efforts to promote continued growth in both of these areas of revenues, and anticipate that the marketing staffs of both the Company and each of the subsidiaries will be able to cross-promote the other companies' primary areas of expertise. Maintenance services accounted for approximately 42 and 62 percent, respectively, of the Company's consolidated revenues for the first quarters of 1997 and 1996.

         The Company's cost of sales as a percentage of revenues was 71 percent in the first quarter of 1997 compared to 70 percent in the same period of 1996. A small decrease in the costs of maintenance services as a percentage of maintenance service income was offset partially with a small decrease in the profit margin percentages on the equipment sales. Increased costs of emergency replacement parts was partially offset by a lessened reliance on subcontracted services. Additionally, gross margins in fiscal 1997 are adversely affected by the continued development of the Company's Richmond operations and the integration of the acquired companies. The Company expects that the costs of maintenance services as a percentage of maintenance service income to possibly increase in future quarters as the Company expands the mix of hardware which will be maintained under contracts and until the Richmond operation is self-sufficient, but hopes to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales. As the Company expands its equipment sales operations, gross margins will also drop as a percentage of overall sales, due to the lower gross margins on equipment sales when compared to maintenance sales. But the increased personal computer sales generated by Cintronix is expected to stabilize fluctuations in the margins on equipment sales.

         Selling, general and administrative expenses as a percentage of net revenues were 25 percent for the first quarters of both 1996 and 1995. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales.

         Net interest income decreased to $35,053 for the first quarter of 1997, compared with $52,059 for the same period of the prior year. This is primarily due to the use by the Company of the proceeds of its public offering to complete the acquisitions of Cintronix, Inc. in January, 1997 and Advanced Network Systems in February, 1997. The Company expects that net interest income will decrease as the remaining proceeds from the Company's initial public offering are utilized as projected in the Company's registration statement.

         Net income increased 24 percent to $155,083 for the first quarter of 1997 from $125,337 in the first quarter of the prior year. The increase for the quarter is primarily attributable to less reliance on subcontractors for maintenance services when compared to the prior year, as well as the margins generated by the increase in parts and equipment sales. Subcontractor costs could continue to decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors may still be required. The Company expects that the Richmond operations' revenues will cover its expenses in the near future. However, internal expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts sufficient to cover minimum fixed operating costs. Expansion has also been and may continue to be accomplished by the acquisition of existing operations, in which case operating results may not be affected by such start-up losses, but may instead reflect the impact of the amortization of any goodwill paid in the acquisition, as occurred with the acquisitions of CCS Systems, Cintronix and ANS.

         The consistency of the Company's results of operations has been significantly affected by the costs of geographic expansion and changes in the computer market, as well as by the acquisitions which have changed the mix of the Company's sales. The Company believes that in the future its results of operations in a quarterly period could be impacted by factors such as increased competition in a mainframe market that has been shrinking due to site consolidations and conversions to mid-range network installations (which is a more competitive market). The companies acquired are part of the plan to position the Company to effectively compete in the mid-range network market. The Company hopes to offer existing mid-range networks the expanded capabilities of the mainframe technology available, as well as offer services connected with the conversion of mainframe installations to mid-range, thus assuring continuity of the customer relationship. In addition, expansion of the maintenance services to include the newer mainframe technology and laser printers, as well as expansion of software support and help desk services will provide for continued growth of the Company. The coordination of the marketing staffs of each of the subsidiaries with that of the Company to cross-market each other's primary expertise and to provide additional services to the combined list of customers is also expected to increase the performance of the Company in the future. However, results could be negatively affected by the start-up costs related to expansion of operations to equipment not previously serviced or to geographic areas not previously supported.



LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $2,247,607 at March 31, 1997, compared to $3,915,578 at December 31, 1996. The ratio of current assets to current liabilities decreased to 3.0:1 from 7.5:1 at December 31, 1996. Cash flows from operations during the first three months of 1997 totaled $111,661, resulting primarily from a decrease in accounts receivable, and partially offset by the decrease in accounts payable and accrued expenses that were part of the acquisition of Cintronix. The decrease in the current ratio was due chiefly to the $1.1 million in cash spent for the acquisitions of Cintronix, Inc. and Advanced Network Systems. The Company believes that its existing cash, as supplemented by cash flow from operations, is sufficient to satisfy its currently anticipated working capital needs.

         Effective August 1, 1996, the Company's $750,000 revolving line of credit with Citizens Bank of Maryland was renewed to continue until May 31, 1997. There is presently no balance owed on this line of credit. In addition, upon completing the acquisition of Cintronix, Inc., the Company guaranteed Cintronix's $1.3 million revolving line of credit with First Union National Bank of Virginia. This line of credit bears interest at prime plus 1%, making the rate 9.75% at March 31, and the balance owed at March 31 was $713,000.

         The Company's principal commitments at March 31, 1997 consisted of obligations under operating leases for facilities.

Part II.  Other Information

Item 1.  Legal Proceedings

         The Company is not a party to any pending or ongoing litigation.


Item 5.  Other Information

         The Company completed the acquisition of Advanced Network Systems ("ANS") on February 28, 1997, for $200,000 cash. ANS was a division of American Bankers Association Service Corporation, and provides network integration service and sales to over three hundred companies and associations in the Washington, D. C.
metropolitan area.



Item 6.  Exhibits and Reports on Form 8-K

1.       Current Report dated January 10, 1997 - reported acquisition of
           Cintronix, Inc.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CSI Computer Specialists, Inc.

May 14, 1997                         By: James D. Boccabella
Date                                     James D. Boccabella, Chief Financial
                                           Officer