Form 10QSB/A
period 1996-06-30
CSI COMPUTER SPECIALISTS INC
filed 1997-08-15
CIK 923141

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Class A                                                      3,652,000


Transitional Small Business Disclosure Format (check one);
Yes___ No X


Exhibit 27.  Financial Data Schedule

         The Financial Data Schedule was inadvertently not transmitted with the original filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CSI Computer Specialists, Inc.

August 5, 1997                     By: _James D. Boccabella__________________
Date                               James D. Boccabella, Chief Financial Officer