Form 10QSB/A
period 1996-09-30
CSI COMPUTER SPECIALISTS INC
filed 1997-08-15
CIK 923141

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

                         CSI Computer Specialists, Inc.

August 5, 1997                By:_James D. Boccabella_______________________
Date                            James D. Boccabella, Chief Financial Officer