Form 10QSB
period 1997-06-30
CSI COMPUTER SPECIALISTS INC
filed 1997-08-15
CIK 923141

As filed with the Securities and Exchange Commission on August 15, 1997

                               FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


Transitional Small Business Disclosure Format (check one);
Yes___ No X

Part I.  Financial Information
Item 1.  Financial Statements
                              CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                 June 30,        December 31,
                                                   1997              1996
                                             ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $       585,533    $   3,915,578
  Accounts receivable                              2,943,973        1,219,809
  Net investment in sales-type leases - current      203,714           94,610
  Parts and supplies                               1,449,702          666,275
  Prepaid income taxes                                70,802          115,418
  Prepaid expenses                                   167,459          107,215
                                             ----------------  ---------------
     Total current assets                          5,421,183        6,118,905
                                            ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                   1,512,794        1,384,012
     Less accumulated depreciation                   914,019          898,352
                                            ----------------  ---------------
                                                     598,775          485,660
                                            ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)       2,493,552          747,569
  Cash - restricted                                  410,438                -
  Net investment in sales-type leases - non-current   99,068           62,268
  Other assets                                        37,448           53,501
                                            ----------------  ---------------
                                                   3,040,506          863,338
                                            ----------------  ---------------
                                            $      9,060,464  $     7,467,903
                                            ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 1,059,839          337,054
  Accrued expenses                                   196,128          140,395
  Revolving line of credit                           385,000                -
  Current maturities of long term debt                 5,753            5,753
  Customer deposits                                    5,952           73,929
  Deferred income taxes payable                      272,994          267,898
                                            ----------------  ---------------
     Total current liabilities                     1,925,666          825,029
                                            ----------------  ---------------

LONG-TERM DEBT, less current maturities               18,833            6,844
                                            ----------------  ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
    shares of $.001 par value                $             -  $             -
  Common stock - authorized,  25,000,000
  shares of $.001 par value;  issued and
     outstanding, 3,652,500 shares                     3,966            3,652
  Common stock - $.001 par value, stock subscribed and
     unissued - 75,000 shares                             75               75
  Paid-in capital                                  5,627,114        5,227,428
  Retained earnings                                1,484,810        1,404,875
                                            ----------------  ---------------
     Total stockholders' equity                    7,115,965        6,636,030
                                            ----------------  ---------------
                                            $      9,060,464  $     7,467,903
                                            ----------------  ---------------

                   CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                  1997               1996
                                            -----------------  -----------------
Revenues
  Maintenance services                             2,204,769          1,849,496
  Parts and equipment sales                        3,211,225            936,677
                                            -----------------  -----------------
                                                   5,415,994          2,786,173

Costs and expenses
  Cost of maintenance services                     1,758,174          1,243,606
  Cost of parts and equipment sales                2,706,769            713,301
  Selling, general and administrative              1,088,964            776,635
                                            -----------------  -----------------
                                                   5,553,907          2,733,542
                                            -----------------  -----------------


     Operating profit (loss)                       (137,913)             52,631

Other income (deductions)
  Interest income, net of interest expense            15,565             49,046
                                            -----------------  -----------------

     Earnings  (loss) before income taxes           (122,348)           101,677

Income taxes (benefit)
  Currently payable                                  (47,200)            39,200
  Deferred                                               -0-                -0-
                                            -----------------  -----------------
                                                     (47,200)            39,200


     NET EARNINGS (LOSS)                             (75,148)            62,477
                                            =================  =================

 Per share amounts
  Net earnings  (loss) per share                       (0.02)              0.02
                                            =================  =================

Weighted average number of shares
   outstanding                                     3,966,226          3,652,500
                                            =================  =================







                CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  1997               1996
                                            -----------------  -----------------


Revenues
  Maintenance services                             4,440,401          3,655,445
  Parts and equipment sales                        6,239,325          2,074,822
                                            -----------------  -----------------
                                                  10,679,726          5,730,267

Costs and expenses
  Cost of maintenance services                     3,017,772          2,295,422
  Cost of parts and equipment sales                5,183,679          1,709,498
  Selling, general and administrative              2,398,758          1,521,438
                                            -----------------  -----------------
                                                  10,600,209          5,526,358
                                            -----------------  -----------------


     Operating profit (loss)                          79,517            203,909

Other income (deductions)
  Interest income, net of interest expense            50,618            101,105
                                            -----------------  -----------------
     Earnings  (loss) before income taxes            130,135            305,014

Income taxes (benefit)
  Currently payable                                   50,200            117,200
  Deferred                                               -0-                -0-
                                            -----------------  -----------------
                                                      50,200            117,200

     NET EARNINGS (LOSS)                              79,935            187,814
                                            =================  =================

 Per share amounts
  Net earnings  (loss) per share                        0.02               0.05
                                            =================  =================

Weighted average number of shares
   outstanding                                     3,966,226          3,652,500
                                            =================  =================

               CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                   1997             1996
                                             --------------   --------------

Net cash flows from operating activities        $  (503,844)     $  (169,881)
                                             --------------   --------------

Cash flows used in investing activities
  Net cash transferred - acquisition of subsidiary   13,907                -
  Payment of subsidiary acquisition costs        (1,960,642)        (499,494)
  Cash - restricted                                (400,000)               -
  Acquisition of property and equipment            (146,455)        (103,226)
                                              --------------   --------------
     Net cash used in investing activities       (2,493,190)        (602,720)
                                              --------------   --------------

Cash flows used in financing activities
  Payments on long-term debts                        (5,011)          (2,150)
  Decrease in revolving line of credit             (328,000)                -
                                              --------------   --------------
     Net cash used in financing activities         (333,011)          (2,150)
                                              --------------   --------------

NET INCREASE (DECREASE) IN CASH                  (3,330,045)        (774,751)

Cash at beginning of period                       3,915,578        4,576,095
                                              --------------   --------------
Cash at end of period                               585,533        3,801,344
                                              ==============   ==============

Supplemental disclosure of cash flow information

  Cash paid through June 30, 1997 and 1996 for:
     Interest                                        26,527              364
     Income taxes                                     5,180           41,863

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB.

         The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          GENERAL

         The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and midrange computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. These services are provided to commercial customers, agencies of federal, state and local governments, universities, associations and hospitals primarily in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York and Pennsylvania, but also, through the May, 1997 acquisition of the assets of Phoenix Service, Inc., in Illinois and California..

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

         The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. This fluctuation is expected to decrease due to the acquisition of Cintronix, Inc., ("Cintronix") in January, 1997. Cintronix, Inc. is a MicroAge franchisee specializing in the sales and service of personal computers. It is hoped that cross-marketing between the Company and Cintronix will stabilize the seasonal nature of Cintronix's sales as well as introduce the Company's maintenance salespersons to Cintronix's existing customer base. In addition, mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on all sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation based on the volume of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology. Expansion of the network design and installation is being facilitated by the acquisition in February, 1997 of Advanced Network Systems ("ANS"). ANS provides network integration service and sales to over three hundred companies and associations in the Washington, D.C. metropolitan area. Further expansion into new geographic markets has been achieved through the May, 1997 acquisition of the assets of Phoenix Service, Inc. Phoenix provides mainframe sales and maintenance services on the Eastern region of the country as well as outside Chicago, Illinois and San Francisco, California. It is hoped that by introduction of the full line of products and services that the Company can offer into these new geographic regions, further revenue growth can be achieved.



RESULTS OF OPERATIONS

         The Company's second quarter net revenues of $5,415,994 was an increase of 94 percent over second quarter net revenues in the prior fiscal year of $2,786,173, and the six month revenues of $10,679,726 represent a 86 percent increase over the $5,730,267 achieved in the first six months of the prior year. This increase in net revenues resulted from sales growth in both maintenance services and equipment sales, with the primary increase in revenues generated by inclusion of revenues from Cintronix, Inc., the acquisition of which was completed by the Company in January, 1997. Maintenance revenues for the second quarter and for the first six months of 1997 increased approximately 19 and 21 percent, respectively, over the second quarter and first six months of 1996, primarily from expansion of the Company's book of business. Equipment sales for the second quarter and first six months of 1997 increased 243% and 201%, respectively, over the same periods of 1996, with the Company increasing its sales by approximately 21 percent for the quarter and 36 percent for the first six months and the balance of 222 percent for the quarter and 165 percent for the first six months being provided by revenues generated by Cintronix, Inc. Management intends to increase marketing efforts to promote continued growth in both of these areas of revenues, and anticipate that the marketing staffs of the Company and each of the subsidiaries will be able to cross-promote the other companies' primary areas of expertise. Maintenance services accounted for approximately 41 and 64 percent, respectively, of the Company's consolidated revenues for the first six months of 1997 and 1996.

         The Company's cost of sales as a percentage of second quarter and six-month revenues was 82 and 77 percent, respectively, compared to 70 percent in the same periods of 1996. An increase in the costs of maintenance services as a percentage of maintenance service income combined with a small decrease in the profit margin percentages on the equipment sales. The increase in the cost of maintenance services primarily resulted from increased costs of emergency replacement parts and greater reliance on subcontracted services for newer technology being serviced by the Company. Additionally, gross margins in fiscal 1997 are adversely affected by the continued development of the Company's Richmond operations and the integration of the acquired companies. The Company expects that the costs of maintenance services as a percentage of maintenance service income to possibly increase in future quarters as the Company expands the mix of hardware which will be maintained under contracts and until the Richmond operation is self-sufficient. But the Company hopes to partially offset these costs by reducing subcontract expense as it develops additional in-house expertise in the newer technologies, and by increasing both the book of fixed fee agreements and the parts and equipment sales. As the Company expands its equipment sales operations, gross margins will also drop as a percentage of overall sales, due to the lower gross margins on equipment sales when compared to maintenance sales. Margins on equipment sales decreased from 24 percent and 18 percent for the second quarter and the first two quarters, respectively, of 1996 to 16 and 17 percent, respectively, for the same periods of 1997. This is seen as a direct result of the equipment sales generated by Cintronix, due to the lower margins on those types of sales. The expected overall effect of the increased volume of personal computer sales generated by Cintronix is to stabilize fluctuations in the margins on equipment sales.

         Selling, general and administrative expenses as a percentage of net revenues were 20 and 22 percent for the second quarter and the first six months, respectively, of 1997 , down from 28 and 27 percent, respectively, of 1996. This is seen as being directly attributable to the larger increase of revenues when compared to the increase in selling, general and administrative costs.. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales, but also expects some stabilization as the Company is able to take advantage of economies of scale and eliminate duplication from the combined Company operations.

         Net interest income decreased to $15,565 and $49,046 for the second quarter and first six months of 1997, compared with $50,618 and $101,105 for the same periods of the prior year. This is primarily due to the use by the Company of the proceeds of its public offering to complete the acquisitions of Cintronix, Inc. in January, 1997, Advanced Network Systems in February, 1997, and the assets of Phoenix Service, Inc. in May, 1997. The Company expects that net interest income will decrease as the remaining proceeds from the Company's initial public offering are utilized as projected in the Company's registration statement.

         Net income of $62,477 and $187,814 for the second quarter and first six months of 1996 decreased 220 and 57 percent, respectively, to a loss of $75,148 for the second quarter and net income of $79,935 for the first six months of 1997. The decrease for the quarter is primarily attributable to greater reliance on subcontractors for newer technology for which the Company is providing maintenance services when compared to the prior year, as well as the greater cost of parts associated with that newer technology. Subcontractor costs could decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors will probably still be required. The Company is now evaluating whether continuation of the Richmond operation is justified, and an appropriate decision should be reached in the near future. Expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts  sufficient  to cover  minimum  fixed  operating  costs,  but  further expansion will probably be accomplished by the acquisition of existing operations, as in the acquisition of the assets of Phoenix Service. In these cases operating results may not be affected by such start-up losses, but will instead reflect the impact of the amortization of any goodwill paid in the acquisition, as occurred with the each of the acquisitions completed by the Company.

         The consistency of the Company's results of operations has been significantly affected by the costs of geographic expansion and changes in the computer market, as well as by the acquisitions which have changed the mix of the Company's sales. The Company believes that in the future its results of operations in a quarterly period could be impacted by factors such as increased competition in a mainframe market that has been shrinking due to site consolidations and conversions to mid-range network installations (which is a more competitive market). The companies acquired are part of the plan to position the Company to effectively compete in the mid-range network market. The Company hopes to offer existing mid-range networks the expanded capabilities of the mainframe technology available, as well as offer services connected with the conversion of mainframe installations to mid-range, thus assuring continuity of customer relationships. In addition, expansion of the maintenance services to include the newer mainframe technology and laser printers, as well as expansion of software support and help desk services will provide for continued growth of the Company. The coordination of the marketing staffs of each of the subsidiaries with that of the Company to cross-market each other's primary expertise and to provide additional services to the combined list of customers is also expected to increase the performance of the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $585,533 at June
30, 1997, compared to $3,915,578 at December 31, 1996. The ratio of current assets to current liabilities decreased from 7.4:1 at December 31, 1996 to 2.8:1 at June 30, 1997. These decreases are primarily attributed to completion of the acquisitions of Cintronix, Inc., Advanced Network Systems, and the assets of Phoenix Service, Inc. in the first six months of 1997. In addition, working capital was negatively impacted by a $400,000 escrow that was part of the Cintronix acquisition and which is to be released in January of 1999. The Company believes that its existing cash, as supplemented by cash flow from operations and its existing credit facilities, is sufficient to satisfy its current working capital needs.

The Company's existing $750,000 line of credit with Crestar Bank was extended to August 31, 1997 and is presently being negotiated for renewal to May, 1998. In addition, upon completion of the acquisition of Cintronix, Inc., the Company guaranteed Cintronix's $1.3 million revolving line of credit with First Union National Bank of Virginia. This credit line bears interest at prime plus 1%, making the rate 9.75% at June 30, 1997, and the balance owed at June 30 was $385,000.

The Company's other principal commitments at June 30, 1997 consisted of obligations under operating leases for facilities.

Part II.  Other Information

Item 1.  Legal Proceedings

Item 5.  Other Information

         The Company completed the acquisition of the assets of Phoenix Service, Inc. ("PSI") on May 30, 1997. Phoenix was a subsidiary of Phoenix American, Inc. of San Rafael, CA, and provided computer maintenance services for Phoenix Leasing, another subsidiary of Phoenix American, as well as its own list of customers from its locations in New Jersey, Illinois and California. The purchase price was $775,000, and this amount was paid in cash upon closing.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CSI Computer Specialists, Inc.

August 15, 1997                         By:  James D. Boccabella
Date                                         James D. Boccabella
                                             Chief Financial Officer