Form 10QSB
period 1997-09-30
CSI COMPUTER SPECIALISTS INC
filed 1997-11-17
CIK 923141

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                September 30,     December 31,
                                                    1997              1996
                                                -------------     ------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $       118,237    $   3,915,578
  Accounts receivable                                4,497,404        1,219,809
  Net investment in sales-type leases - current        208,702           94,610
  Parts and supplies                                 1,947,114          666,275
  Prepaid income taxes                                 201,982          115,418
  Prepaid expenses                                     235,353          107,215
                                              ----------------  ---------------
     Total current assets                            7,208,792        6,118,905
                                              ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,513,558        1,384,012
     Less accumulated depreciation                     979,153          898,352
                                              ----------------  ---------------
                                                       534,405          485,660
                                              ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)         2,454,794          747,569
  Cash - restricted                                    416,054                -
  Net investment in sales-type leases - non-current    118,015           62,268
  Other assets                                          97,448           53,501
                                              ----------------  ---------------
                                                     3,086,311          863,338
                                              ----------------  ---------------
                                                 $  10,829,508  $     7,467,903
                                              ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   2,195,193          337,054
  Accrued expenses                                     514,880          140,395
  Revolving lines of credit                            868,839                -
  Current maturities of long term debt                   6,154            5,753
  Customer deposits                                     44,407           73,929
  Deferred income taxes payable                        272,994          267,898
                                              ----------------  ---------------
     Total current liabilities                       3,902,467          825,029
                                              ----------------  ---------------

LONG-TERM DEBT, less current maturities                 16,009            6,844
                                              ----------------  ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
     shares of $.001 par value                    $         -   $             -
  Common stock - authorized,  25,000,000
     shares of $.001 par value;  issued and
     outstanding, 3,652,500 shares                       3,966            3,652
  Common stock - $.001 par value, stock subscribed and
     unissued - 75,000 shares                               75               75
  Paid-in capital                                    5,627,114        5,227,428
  Retained earnings                                  1,279,877        1,404,875
                                              ----------------  ---------------
     Total stockholders' equity                      6,911,032        6,636,030
                                              ----------------  ---------------
                                                 $  10,829,508  $     7,467,903
                                              ================  ===============

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                  1997               1996
                                            -----------------  -----------------


Revenues
  Maintenance services                             2,772,454          1,919,225
  Parts and equipment sales                        4,038,121            636,546
                                            -----------------  -----------------
                                                   6,810,575          2,555,771

Costs and expenses
  Cost of maintenance services                     2,168,076          1,169,138
  Cost of parts and equipment sales                3,582,424            527,714
  Selling, general and administrative              1,403,899            842,632
                                            -----------------  -----------------

                                                   7,154,399          2,539,484
                                            -----------------  -----------------


     Operating profit (loss)                       (343,824)             16,287


Other deductions
  Interest income, net of interest expense            10,091             52,813
                                            -----------------  -----------------

     Earnings  (loss) before income taxes          (333,733)             69,100

Income taxes (benefit)
  Currently payable                                (128,800)             27,200
  Deferred                                               -0-                -0-
                                            -----------------  -----------------
                                                   (128,800)             27,200


     NET EARNINGS (LOSS)                           (204,933)             41,900
                                            =================  =================

 Per share amounts
  Net earnings  (loss) per share               $       (.05)    $          0.01
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
                                            =================  =================

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  1997               1996
                                            -----------------  -----------------


Revenues
  Maintenance services                             7,212,855          5,574,670
  Parts and equipment sales                       10,277,446          2,711,368
                                            -----------------  -----------------
                                                  17,490,301          8,286,038

Costs and expenses
  Cost of maintenance services                     5,185,848          3,464,560
  Cost of parts and equipment sales                8,766,103          2,237,212
  Selling, general and administrative              3,802,657          2,364,070
                                            -----------------  -----------------
                                                  17,754,608          8,065,842
                                            -----------------  -----------------

     Operating profit (loss)                       (264,307)            220,196


Other deductions
  Interest income, net of interest expense            60,709            153,918
                                            -----------------  -----------------

     Earnings  (loss) before income taxes          (203,598)            374,114

Income taxes (benefit)
  Currently payable                                 (78,600)            139,200
  Deferred                                               -0-                -0-
                                            -----------------  -----------------
                                                    (78,600)            139,200

     NET EARNINGS (LOSS)                           (124,998)            234,914
                                            =================  =================

 Per share amounts
  Net earnings  (loss) per share             $        (0.03)   $           0.06
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
                                            =================  =================

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                     1997             1996
                                                --------------   --------------

Net cash flows from operating activities          $(1,441,182)     $    175,792
                                                --------------   --------------

Cash flows used in investing activities
  Net cash transferred - acquisition of subsidiary      13,907                -
  Payment of subsidiary acquisition costs           (1,965,411)        (499,494)
  Cash - restricted                                   (400,000)                -
  Acquisition of property and equipment               (153,060)        (112,879)
                                                --------------   --------------
     Net cash used in investing activities          (2,504,564)        (612,373)
                                                --------------   --------------

Cash flows used in financing activities
  Payments on long-term debts                           (7,434)          (3,479)
  Proceeds from revolving line of credit               155,839                -
                                                --------------   --------------
     Net cash used in financing activities             148,405           (3,479)
                                                --------------   --------------

NET INCREASE (DECREASE) IN CASH                    (3,797,341)        (440,060)

Cash at beginning of period                         3,915,578        4,576,095
                                               --------------   --------------
Cash at end of period                            $    118,237     $  4,136,035
                                               ==============   ==============



Supplemental disclosure of cash flow information

  Cash paid through September 30, 1997 and 1996 for:
     Interest                                          6,866              956
     Income taxes                                      7,460           41,863

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB.

         The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


GENERAL

         The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and midrange computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. These services are provided to commercial customers, agencies of federal, state and local governments, universities, associations and hospitals primarily in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York, Connecticut and Pennsylvania, but also, through the May, 1997 acquisition of the assets of Phoenix Service, Inc., in Illinois and California.

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

         The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. This fluctuation has decreased somewhat with the acquisition of Cintronix, Inc., ("Cintronix") in January, 1997. Cintronix, Inc. is a MicroAge franchisee specializing in the sales and service of personal computers. It is hoped that cross-marketing between the Company and Cintronix will stabilize the seasonal nature of Cintronix's sales as well as introduce the Company's equipment and maintenance salespersons to Cintronix's existing customer base. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on all sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume of mainframe equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology. Expansion of the network design and installation capabilities has been facilitated by the acquisition in February, 1997 of Advanced Network
Systems ("ANS"). ANS provides network integration service and sales to over three hundred companies and associations in the Washington, D.C. metropolitan area. Further expansion into new geographic markets has been achieved through the May, 1997 acquisition of the assets of Phoenix Service, Inc. Phoenix provides mainframe sales and maintenance services in the Eastern region of the country as well as outside Chicago, Illinois and San Francisco, California. It is hoped that by introduction of the full line of products and services that the Company can offer into these new geographic regions, further revenue growth can be achieved.



RESULTS OF OPERATIONS

         The Company's third quarter net revenues of $6,810,575 was an increase of 166 percent over third quarter net revenues in the prior fiscal year of $2,255,771, and the nine month revenues of $17,490,301 represent a 111 percent increase over the $8,286,038 achieved in the third nine months of 1996. This increase in net revenues resulted from sales growth in both maintenance services and equipment sales, with the primary increase in revenues generated by inclusion of revenues from Cintronix, Inc., the acquisition of which was completed by the Company in January, 1997. Maintenance revenues for the third quarter and first nine months of 1997 increased approximately 44 and 29 percent, respectively, over the same periods 1996, primarily from expansion of the Company's book of business. Equipment sales for the third and first three quarters of 1997 increased 534 percent and 279 percent, respectively, over the same periods of 1996, with the Company increasing its sales by approximately 69 and 44 percent and the balance of 465 and 235 percent, respectively, being provided by revenues generated by Cintronix, Inc. Management intends to increase marketing efforts to promote continued growth in both of these areas of revenues, and anticipate that the marketing staffs of both the Company and each of the subsidiaries will be able to cross-promote the other companies' primary areas of expertise. Maintenance services accounted for approximately 41 and 66 percent, respectively, of the Company's consolidated revenues for the first three quarters of 1997 and 1996.

         The Company's cost of sales as a percentage of third quarter and nine-month revenues was 84 and 80 percent, respectively, compared to 66 and 68 percent for the same periods of 1996. An increase in the costs of maintenance services as a percentage of maintenance service income combined with a decrease in the profit margin percentages on the equipment sales. The increase in the cost of maintenance services primarily resulted from increased costs of emergency replacement parts and greater reliance on subcontracted services for newer technology being serviced by the Company, as well as higher costs of parts associated with network and personal computer maintenance. Additionally, gross margins in fiscal 1997 are adversely affected by the continued development of the Company's Richmond operations and the integration of the acquired companies. The Company expects that the costs of maintenance services as a percentage of maintenance service income to possibly increase in future quarters as the Company expands the mix of hardware which will be maintained under contracts and until the Richmond operation is self-sufficient. But the Company hopes to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise in the newer technologies, and by increasing both the book of fixed fee agreements and the parts and equipment sales. As the Company expands its equipment sales operations, gross margins will also drop as a percentage of overall sales, due to the lower gross margins on equipment sales when compared to maintenance sales. Margins on equipment sales decreased from 17 percent for the third quarter and the first nine months of 1996 to 11 and 14 percent for the same quarters of 1997. This is seen as a direct result of the equipment sales generated by Cintronix, due to the lower margins on personal computer sales. The expected overall effect of the increased volume of personal computer sales generated by Cintronix is to stabilize fluctuations in the margins on equipment sales.

         Selling, general and administrative expenses as a percentage of net revenues was 21 and 22 percent for the third quarter and first nine months of 1997, respectively, as compared to 33 and 29 percent for the same periods of 1996. This is seen as being directly attributable to the larger increase in revenues when compared to the increase in selling, general and administrative expenses. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales, but also expects some stabilization as the Company is able to take advantage of economies of scale and eliminate duplication from combined Company operations..

         Net interest income decreased to $10,091 and $60,709 for the third quarter and first nine months of 1997, compared with $52,813 and $153,918 for the same periods of the prior year. This is primarily due to the use by the Company of the proceeds of its public offering to complete the acquisitions of Cintronix, Inc. in January, 1997 and Advanced Network Systems in February, 1997, and the assets of Phoenix Service, Inc. in May, 1997. The Company expects that net interest income will stabilize, as none of the proceeds from the Company's initial public offering are now available for investment, but have been utilized as projected in the Company's registration statement.

         Net losses incurred of $204,933 and $124,998 for the third quarter and first nine months of 1997 represent a 589 and 153 percent decrease from 1996 net income of $41,900 and $234,914, respectively. The decrease for the quarter and year to date is primarily attributable to greater reliance on subcontractors for newer technology for which the Company is providing maintenance services when compared to the prior year, as well as the higher cost of parts associated with that newer technology. Subcontractor costs could decrease as the necessary expertise is developed in-house to service the newer technology; however, as the Company signs contracts on even more recent technology, the services of subcontractors will probably still be required. The Company is evaluating whether continuation of the Richmond operations is justified, but it is expected that a change in marketing efforts could make the operations able to support itself in the near future. Expansion into other new geographic regions can be expected to adversely affect overall results until the newly established operation obtains maintenance contracts sufficient to cover minimum fixed operating costs, but further expansion will probably be accomplished by the acquisition of existing operations, as in the acquisition of the assets of Phoenix Service, Inc. In these cases operating results may not be affected by such start-up losses, but may instead reflect the impact of the amortization of any goodwill paid in the acquisition, as occurred with each of the acquisitions completed by the Company.

         The consistency of the Company's results of operations has been significantly affected by the costs of geographic expansion and changes in the computer market, as well as by the acquisitions which have changed the mix of the Company's sales. The Company believes that in the future its results of operations in a quarterly period could be impacted by factors such as increased competition in a mainframe market that has been shrinking due to site consolidations and conversions to mid-range network installations (which is a more competitive market). The companies acquired are part of the plan to position the Company to effectively compete in the mid-range network market. The Company hopes to offer existing mid-range networks the expanded capabilities of the mainframe technology available, as well as offer services connected with the conversion of mainframe installations to mid-range, thus assuring continuity of the customer relationships. In addition, expansion of the maintenance services to include the newer mainframe technology and laser printers, as well as expansion of software support and help desk services will provide for the continued growth of the Company. The coordination of the marketing staffs of each of the subsidiaries with that of the Company to cross-market each other's primary expertise and to provide additional services to the combined list of customers is also expected to increase the performance of the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $118,237 at September 30, 1997, compared to $3,915,578 at December 31, 1996. The ratio of current assets to current liabilities decreased from 7.4:1 at December 31, 1996 to 1.8:1 at September 30, 1997. These decreases are primarily attributed to the three acquisitions completed this year. In addition, working capital was negatively impacted by a $400,000 escrow that was part of the Cintronix acquisition and which is to be released in January, 1999. The Company believes that its existing cash, as supplemented by cash flow from operations and its existing credit facilities, is sufficient to satisfy its current working capital needs.

The Company's existing $750,000 line of credit with Crestar Bank has been extended until completion of the current negotiations to increase the line to fit future growth needs. In addition, upon completion of the acquisition of Cintronix, Inc., the Company guaranteed Cintronix's $1.3 million revolving line of credit with First Union National Bank of Virginia. This credit line bears interest at prime plus 1%, making the rate 9.5% at September 30, 1997. The balances owed as of September 30, 1997, were $350,000 on the Crestar line and $518,839 on the First Union line.

The Company's other principal commitments at September 30, 1997 consisted of obligations under operating leases for facilities.

Part II.  Other Information

Item 1.  Legal Proceedings

none

Item 6.  Exhibits and Reports on Form 8-K

none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CSI Computer Specialists, Inc.

November 15, 1997                    By: James D. Boccabella
-------------------                  -----------------------
Date                                      James D. Boccabella
                                         Chief Financial Officer