Form 10KSB
period 1997-12-31
CSI COMPUTER SPECIALISTS INC
filed 1998-05-18
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 -------------

                                   FORM 10-KSB

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-26464


                         CSI Computer Specialists, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     52-1599610
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

904 Wind River Lane  Suite 100
Gaithersburg, Maryland                                       20878
(Address of principal executive offices)                     (Zip code)

                                 301-921-8860
               (Registrant's telephone number including area code)

            Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                             Exchanges on which Registered
Common Stock, par value $0.001 per share           The NASDAQ SmallCap Market



            Securities registered pursuant to section 12(g) of the Act:
N/A



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year.  $24,185,609


As of March 23, 1998, the aggregate market value of Common Stock outstanding held by non-affiliates of the issuer was $2,205,491 (computed by reference to the average bid and asked price of the Common Stock) and the total number of shares of Common Stock outstanding was 4,116,226.



                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K SB(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.



Transitional Small Business Disclosure Format (check one):
Yes ___; No X


Certain statements made in this Annual Report on Form 10-KSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the timing of revenues, rapid technological change, the demand for services for computer hardware systems and computer equipment, the timing and amount of capital expenditures and other risks detailed herein.

                                    CONTENTS


                                                                          Page

Part I   Item 1   Description of Business                                   4

         Item 2   Description of Property                                   8

         Item 3   Legal Proceedings                                         9

         Item 4   Submission of Matters to a Vote of Security Holders       9


Part II  Item 5   Market for Common Equity and Related Stockholder Matters  9

         Item 6   Management's Discussion and Analysis                      9

         Item 7   Financial Statements                                     F-1

         Item 8   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                      12


Part III Item 9   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a)                   12

         Item 10  Executive Compensation                                   13

         Item 11  Security Ownership of Certain Beneficial Owners and
                  Management                                               14

         Item 12  Certain Relationships and Related Transactions           15

         Item 13  Exhibits List and Reports on Form 8-K                    15

                                     PART 1

Item 1.  Description of Business

General

                  CSI Computer Specialists, Inc. (the "Company") was incorporated pursuant to the laws of the State of Delaware on February 22, 1994. The Company is the successor to CSI-Maryland. CSI-Maryland was incorporated pursuant to the laws of the State of Maryland in October 1988 for the purpose of providing computer hardware services, including installation and de-installation of equipment, computer upgrades, computer maintenance and repair, and the sale of computer parts and equipment. The Company was organized by CSI-Maryland to enable CSI-Maryland to merge with and into the Company on March 31, 1994 in order to effectuate a reincorporation in the State of Delaware.

         The  Company  provides  a full  range of  computer  hardware  services, including sales and maintenance of mainframe and mid-range computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. The Company provides its services to commercial customers, agencies of federal, state and local governments, and universities, hospitals, and associations in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York, Connecticut, Pennsylvania, and in Illinois and California, as a result of recent asset acquisitions.

         In pursuit of its plans for geographic expansion, the Company opened offices near Philadelphia, Pennsylvania in January, 1995 and in Richmond, Virginia in December, 1995. In addition, as part of the Company's efforts to expand its technological expertise and customer base, the Company completed its acquisition of Capitol Computer Systems, Inc., doing business as CCS Systems, Inc. in December, 1995. CCS Systems, Inc. is a Lanham, Maryland value added reseller specializing in equipment sales and computer hardware maintenance. Furthering its expansion efforts, the Company acquired Cintronix, Inc., which specializes in the sale and servicing of personal computers, in January, 1997, and Advanced Network Systems, which provides network integration service and sales to companies and associations in the Washington, DC metropolitan area, in February, 1997. The Company acquired the assets of Phoenix Service, Inc. in May, 1997. Phoenix Service provides mainframe sales and maintenance services in the Eastern region of the country, as well as outside Chicago, Illinois and San Francisco, California.

         Initially, the Company's business was limited to providing service for computer mainframes manufactured by International Business Machines ("IBM") and peripheral equipment, such as printers, disk drives, tape drives and computer controllers. The Company has broadened its peripheral support to include servicing for products manufactured by Memorex, Storage Technology and various other original equipment manufacturers of input/output products. In addition, the Company offers maintenance services for personal computers and associated peripheral equipment produced by several major manufacturers, such as IBM, Compaq, NEC, Epson and Hewlett-Packard, as well as provides parts and services for computer mainframes manufactured by Digital Equipment Corporation ("DEC"), such as DEC/VAX platforms and peripheral equipment.

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

         The Company began actively selling computer equipment in 1993, and management believes that current market conditions have afforded the Company strong potential for growth. The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the computer equipment which they purchase from the Company upon delivery. Given the Company's large existing customer base, the Company has what management believes to be a "niche market audience," which enables the Company to "bundle" its services to include the sale of equipment to a customer, the installation of such equipment and the maintenance of the installed equipment on a continuing basis. The acquisition of Cintronix, Inc. has enabled the Company to expand its sales of mid-range and personal computer products, bringing purchasing volume to levels that provide more competitive pricing from suppliers and distributors.

         The industry in which the Company operates has been characterized by rapid and continuous technological advances, permitting cost reduction, increased computer processing capacities and broadened equipment platforms. Customers frequently upgrade or replace equipment and also use mainframes and peripheral equipment manufactured by various vendors to take advantage of technological innovations. As a result, equipment which is replaced by different or newer models becomes available to the resale or secondary market. This enables the Company to purchase this equipment and support additional product lines.

         Management believes that the Company has been able to compete successfully because of the high quality of service the Company provides and the competitive pricing it is able to offer to its customers. As a result, since its inception, the Company has been able to attract and maintain long-term relationships with its existing customers and to expand its customer base consistently and effectively.


Maintenance Services

         The Company provides third-party, multi-vendor computer hardware and peripheral equipment maintenance services to commercial customers, agencies of federal, state and local governments, universities, hospitals, associations and other organizations located primarily in the Mid-Atlantic region of the United States. The equipment currently maintained and serviced by the Company consists of a wide range of peripheral subsystems, including terminals, disk drives, tape drives, printers and computer controllers, and also includes the mainframes, mid-range minicomputers and personal computers on which such peripheral subsystems are dependent. The equipment serviced or maintained by the Company varies from customer to customer and ranges from providing services for individual computers or peripherals to providing services for many computers and peripherals located in a customer's mainframe computer room. Services provided by the Company consist primarily of scheduled preventive maintenance and emergency remedial services. Preventive maintenance includes inspections, diagnostic analysis, cleaning, adjustments, and replacement of components and parts. In addition, the Company conducts inspections for certification of equipment in connection with determining whether mainframes and peripheral equipment meet original equipment manufacturer maintenance standards.

         Most of the mainframe computers maintained and serviced by the Company are manufactured by IBM, although the Company also provides such services for computers manufactured by other companies, including Memorex, Storage Technology, and DEC. The personal computers and peripheral equipment currently serviced by the Company are manufactured by numerous companies. The Company, in 1995, expanded its business to include the sale and servicing of IBM RISC System/6000, IBM AS/400 and IBM ES/9000. In addition, the Company greatly expanded its sale and servicing capabilities in the mid-range computer area with the acquisitions of Cintronix, Inc. and Advanced Network Systems in early 1997.


Maintenance Agreements

         The Company provides most of its services pursuant to maintenance agreements having terms of one or more years. Pursuant to such agreements, a customer is obligated to pay a fixed amount on a monthly basis in exchange for the Company's agreement to provide all parts (other than expendable parts) and labor necessary to maintain or repair the equipment subject to the agreement during the term of the agreement. Additionally, the Company occasionally provides services on a "time-and-materials" basis pursuant to which a customer agrees to pay a specified rate for each particular service to be performed by the Company and to purchase any replacement parts used in connection therewith. The Company's standard maintenance agreement provides that upon expiration of the initial term thereof, such agreement will continue on a month-to-month basis until such time as either party terminates the agreement. It has been the Company's experience that very few of its maintenance agreements with its customers are cancelled or discontinued upon expiration of their initial terms given the monthly renewal provisions.

         Most of the Company's maintenance agreements with agencies of the federal government are entered into for terms of three to five years. However, such maintenance agreements provide agencies an annual right to terminate the contract in the event that the agencies do not receive the requisite governmental funding. Revenues from such contracts are, therefore, dependent upon annual governmental funding. Such termination rights have seldom been exercised, however, and such maintenance agreements have terminated upon expiration of their specified terms and, in some cases, have been renewed for one-year periods.


Subcontracting

         The Company has entered into subcontracting agreements with several of its vendors pursuant to which such vendors perform certain services which the Company has agreed to provide to customers pursuant to existing maintenance agreements. In such cases, the Company acts as the "prime contractor" for the provision of computer maintenance services and the vendor acts as the "subcontractor." The Company enters into such agreements for several reasons. The Company may elect to enter into subcontracting agreements when the equipment that is subject to a maintenance agreement is expensive or is otherwise difficult for the Company to obtain or replace. Similarly, such subcontracting agreements have been advantageous to the Company when the services required by a maintenance agreement have been of a particular level of engineering expertise that the Company does not otherwise provide. The Company also enters into subcontracting agreements because customers sometimes prefer to be provided services by one entity, such as the Company, which has the ability to service all of its computer equipment (notwithstanding the manufacturer or the model), rather than rely on the services which may be provided individually by each vendor with respect to its own manufactured product or model. Such agreements may be terminated by either party at any time upon delivery of written notice 30 days in advance of such termination. Several companies offer the services and expertise for which the Company enters into subcontracting agreements.
Therefore, management believes that the loss of the services of any one subcontractor would not have a material adverse effect on the Company's business.


Equipment Sales

         The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the computer equipment which they purchase from the Company upon delivery. Generally, the Company takes an order for equipment from a customer, contacts its suppliers to ascertain the availability of the equipment, provides the customer with a quoted price for the equipment and executes an agreement upon the customer's acceptance of the terms. The Company does not, therefore, maintain a large inventory of computer equipment, particularly mid-range and personal computer equipment, which is readily available. Revenues from the sale of computer equipment have steadily increased during recent years, with the largest increase resulting from the sale of mid-range and personal computer equipment. A significant increase in revenues from the sale of mid-range and personal computer equipment occurred in 1997, with a 280 percent increase over 1996. This increase is principally due to the acquisition of Cintronix, Inc., which specializes in the sale and servicing of personal computers. The Company intends to continue to expand this area of its business during the next few years.


Sales and Marketing

         The Company currently employs approximately twenty-five full-time marketing representatives. Most representatives direct their efforts to promoting the Company's sales and services to commercial accounts, universities, hospitals and associations in the Mid-Atlantic region, Illinois and California. The remaining representatives market the Company's services primarily to federal government agencies. The majority of the leads pursued by the marketing representatives are generated by existing customers and by referrals from various vendors. In addition, the Company utilizes the services of several contract marketing representatives, who provide marketing services. To date, the Company has done little advertising. However, the Company is in the process of developing an effective marketing and advertising program, a primary part of which will be the integration and cross-education of sales personnel to market each subsidiary's and division's products and services to the others' customer base.


Principal Suppliers and Subcontractors

         The Company acquires from IBM a significant part of the equipment and parts which it uses in connection with providing maintenance services. The Company also relies on IBM to provide subcontracting services. See Note 10 to the Financial Statements included in Item 7 hereof. Payments made by the Company to IBM equaled $257,000 and $221,000, respectively, during the fiscal years ended December 31, 1997 and 1996. The Company also subscribes to a service called "CDLANET," which provides the Company with access to an "on-line" nationwide database of equipment offered for sale by various vendors and distributors. The Company frequently acquires equipment from various vendors identified using this service. In addition, the Company, primarily through its subsidiary Cintronix, Inc., acquires a significant part of its personal computer and network equipment and supplies for resale from Tech Data and Ingram Micro, from which the Company purchased $2.7 million and $1.5 million, respectively, of equipment and supplies in 1997. Due to the significant number of comparable vendors of these products, the Company does not feel that the loss of any one supplier would have a material adverse effect on the Company's business.


Customers

         Historically, most of the Company's direct revenues are derived from services performed through maintenance agreements. However, with the acquisition of Cintronix, Inc., equipment and parts sales accounted for 58% of the Company's combined revenues for 1997. The percentage of commercial customers serviced by the Company pursuant to maintenance agreements for the fiscal years ended December 31, 1997 and 1996 equaled approximately 73% and 79%, respectively, of all customers serviced by the Company pursuant to maintenance agreements. Federal government agencies serviced pursuant to maintenance agreements accounted for approximately 27% and 21%, respectively, of the Company's customers for the fiscal years ended December 31, 1997 and 1996. Revenues derived from time and materials agreements approximated 7% and 5%, respectively, of the Company's gross revenues for the fiscal years ended December 31, 1997 and 1996. Revenues generated by parts and equipment sales, reflecting the increase provided by Cintronix, Inc., represented approximately 58% and 30%, respectively, of gross revenues for the fiscal years ended December 31, 1997 and 1996.

         The Company's customers generally have been loyal. It has been the Company's experience that most of its maintenance agreements are renewed. Currently, no one customer represents more than 7% of the total revenues of the Company. The Company's commercial customers include American Management Systems, Inc., Lockheed Martin, IBM, Interactive Systems, Inc. ("ISI"), Computer Data Systems Inc., and Medlantic Health Care System, Inc.


Business Strategy

         The objectives of the Company are, through the provision of currently offered and new services to increase its customer base and to also increase equipment sales. Management believes that increasing the Company's customer base can be achieved by the cross marketing of products and services between the Company and its acquired subsidiaries and divisions, as well as the expansion of sales and servicing of additional mainframe and mid-range computers. The Company can also realize these objectives by expanding its business to provide sales and service outside of the Mid-Atlantic region into other geographical locations. Management also believes that it can continue to increase its sales of parts and equipment as a result of the Company's designation as a "Value Added Reseller" of computer equipment produced by various manufacturers, and through the provision of network design and integration services to new and existing customers. Designation as a "Value Added Reseller" enables the Company to acquire computer equipment directly from manufacturers at discounts based upon the volume of its purchases. Management believes that the acquisition of Cintronix, Inc. will also result in increased parts and equipment sales. Cintronix, Inc., is a MicroAge franchisee, and as such benefits from the various programs offered by MicroAge including dealer arrangements with manufacturers, financing and insurance programs, and business referrals.


Acquisitions

         The Company's long-term plan has been to pursue its growth and acquisition strategy on both a national and regional level. The Company implemented this plan on a national level when it acquired the assets of Phoenix Service, Inc., which gives the Company the ability to develop business in major population areas in California and Illinois where it had not previously been represented. Management believes that the acquisitions of Cintronix, Inc. and Advanced Network Systems in early 1997 have furthered the Company's goal of developing regional clusters of sales and service representatives to improve customer service and to gain greater market penetration. Management also believes that these businesses will draw on the operational and management expertise of the Company, and that the Company will realize cost savings and expansion of customer bases through the centralization of controls, economies of scale, finance, cash management, inventory control and purchasing, accounting, marketing, and human resource functions. The Company does not presently anticipate any further acquisitions until the companies acquired in 1997 have been sufficiently integrated so that the expected synergies are achieved. Management believes that such synergies will occur during 1998.

         The Company could be subject to liabilities arising from an acquisition in the event the Company has assumed unknown or contingent liabilities or in the event such liabilities are imposed on the Company. In an effort to minimize such risks, prior to making acquisitions, the Company has conducted due diligence investigations of its targets. In addition, the Company has sought to avoid such liabilities by purchasing only selected assets and assuming selected liabilities of certain acquirees and seeking indemnification. There can be no assurance, however, that these efforts will result in the Company's avoidance of any such liabilities, which could have a material adverse effect on the Company's financial condition.


Employees

         The Company has approximately 160 full-time employees who are located at the Company's headquarters in Gaithersburg, Maryland and in nine cities in the Mid-Atlantic region, Illinois and California.


Item 2.  Description of Property

                  The  Company's   headquarters  are  located  in  Gaithersburg,
Maryland (the "Gaithersburg facility"). In addition to the Gaithersburg facility, the Company maintains its National Support Center in Beltsville, Maryland (the "Beltsville facility"); sales and marketing offices in Towson, Maryland ("the Towson facility"), Fairfield, New Jersey (the "Fairfield facility"), and Wheaton, Illinois (the "Wheaton facility"); and office and warehouse space in Moorestown, New Jersey (the "Moorestown facility"), Sunnyvale, California (the "Sunnyvale facility") and Richmond, Virginia (the "Virginia facility"). In addition, CCS Systems, Inc., a wholly-owned subsidiary of the Company, maintains its offices and service facilities in Lanham, Maryland (the "Lanham facility"), and Cintronix, Inc., the other wholly-owned subsidiary of the Company, maintains its offices in Annapolis, Maryland (the "Annapolis facility").

         The Gaithersburg facility is leased by the Company pursuant to a lease having a term of ten years, which term expires in November, 2007. The Gaithersburg facility consists of 12,566 square feet and is used by the Company primarily as general office space. The monthly rental payment for such space is approximately $13,350 and is subject to annual increases.

         The Beltsville facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire in October, 2002. The monthly rental payment for such space is $13,912 and is subject to annual increases. The Beltsville facility currently consists of 31,000 square feet and is used by the Company to house the Company's technical support staff, in-house training instructors and logistical personnel, and for the storage and warehousing of the bulk of the Company's equipment, parts and supply inventories.

         The Towson facility is used by marketing personnel of the Company and is leased by the Company on a month-to-month basis. The monthly rental payment for such space is $995.

         The Fairfield facility is used by marketing personnel of the Company. The Company assumed the lease held by Phoenix Service for this facility. The lease is for a fifteen-month period and expires in September, 1998. The monthly rental payment for such space is $624.

         The Wheaton facility is used by marketing personnel of the Company. The Company assumed the lease held by Phoenix Service for this facility. The lease is on a month-to-month basis. The monthly rental payment for such space is $850.

         The Moorestown facility is leased by the Company pursuant to a lease having a term of ten years, which term is scheduled to expire in February, 1999. The Company assumed the lease from Phoenix Service. The Moorestown facility consists of approximately 19,200 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in its service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $11,328 per month.

          The Sunnyvale facility is leased by the Company pursuant to a lease having a term of two years, which term is scheduled to expire on June 22, 1999. The Sunnyvale facility consists of approximately 3,726 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in that service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $5,384 and is subject to annual increases.

         The Virginia facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire on December 31, 2000. The Virginia facility consists of approximately 5,900 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in that service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $4,316 and is subject to annual increases.


         The Lanham facility is leased by CCS Systems, Inc., pursuant to a lease having a term expiring in December, 1998. The Lanham facility consists of approximately 8,000 square feet and is used for storage and warehousing of equipment, parts and supplies for the service of CCS Systems, Inc.'s customers, as well as housing the sales, administrative and service personnel of such company. The monthly rental payment for such space is $5,668 and is subject to annual increases.

         The Annapolis facility is leased by Cintronix, Inc. pursuant to a lease having a term expiring in October, 1999. The Annapolis facility consists of approximately 6,000 square feet and is used primarily for housing the sales, administrative and service personnel of such company, and for storage and warehousing of equipment, parts and supplies en route to customers under sales agreements. The monthly rental payment for such space is $4,377 and is subject to annual increases.

         In addition to the foregoing facilities, the Company maintains local parts storage facilities in various locations throughout the Mid-Atlantic region of the United States and in Illinois to provide local support to area accounts. The monthly rental for these storage centers is less than $100 each. The facilities are leased pursuant to month-to-month leases. In the event that any lease is terminated or not otherwise renewed, management believes that the Company would be able to lease adequate space elsewhere on terms comparable to those in the current lease.

         The Company does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities in the foreseeable future.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "CSIS". The following table sets forth the range of high and low trade price information for the periods indicated:

1st Quarter 1996           High     7 1/8   Low      4 5/8
2nd Quarter 1996           High     6 1/4   Low     5.0
3rd Quarter 1996           High     5 7/8   Low      2 3/4
4th Quarter 1996           High     3 5/8   Low      1 1/8
1st Quarter 1997           High     2 5/8   Low      1 3/16
2nd Quarter 1997           High     2 5/8   Low     1 13/16
3rd Quarter 1997           High     1 15/16 Low      1
4th Quarter 1997           High     1 9/16  Low      25/32
1st  Quarter 1998          High     1 5/8   Low       3/4


As of May 13, 1998, the Company's Common Stock was held by approximately 40 holders of record. As of June 13, 1997, the Company's Common Stock was held by approximately 35 holders of record and approximately 732 beneficial holders. The Company believes that it continues to have in excess of 700 beneficial holders. The Company has never declared or paid a cash dividend and has no present plan to do so in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company, and such other factors as the Board of Directors of the Company may deem relevant.


***
Item 6.  Management's Discussion and Analysis




GENERAL

         The Company provides a full range of computer hardware services, including sales and maintenance of mainframe and mid-range computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. These services are provided to commercial customers, agencies of federal, state and local governments, universities, associations and hospitals primarily in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York, Connecticut and Pennsylvania, and also in Illinois and California.

         The Company's principal business is providing computer maintenance and repair services, which are provided under both fixed fee and time and materials arrangements. Under the fixed fee arrangement, which is the primary method of service, a customer pays a fixed monthly fee for the term of the agreement, generally one to two years, for which the Company provides the parts and labor for both scheduled preventative maintenance and emergency repairs. The Company records the revenue from fixed fee contracts ratably over the term of the contract, while the costs the Company incurs to provide the maintenance and emergency repairs are charged to expense as incurred. Accordingly, the profitability of the Company's maintenance and repair services can and will be affected by period to period fluctuations in the number and severity of the emergency repairs required by its customers, which the Company cannot predict or control. Additionally, in certain circumstances the Company will choose to provide the contracted-for services by subcontracting with others, particularly when the equipment covered by the agreement cannot be serviced in a cost effective manner, is difficult to repair or replace, or requires unique engineering expertise that is not applicable to equipment utilized by a significant number of the Company's other customers. The Company obtains such subcontracting services through short-term agreements, and its profit margin will generally be lower than if the work were not subcontracted. Accordingly, operating results may fluctuate from period to period as a result of changes in the level and nature of subcontracted services.

         The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. This fluctuation has stabilized somewhat with the acquisition of Cintronix, Inc., whose business is primarily equipment sales, but which sales are also somewhat seasonal. Cross marketing among the Company's subsidiaries and divisions should decrease these fluctuations over time. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.


RESULTS OF OPERATIONS

         Revenues for the fiscal year ended December 31, 1997 increased by 123% to $24,185,609 compared to revenues of $10,835,678 for the fiscal year ended December 31, 1996. This increase in annual net revenues resulted from sales growth in both maintenance services and equipment sales, notably with the increased revenues generated by Cintronix, Inc., a wholly-owned subsidiary acquired in January, 1997, and which accounted for 87% of the increase in revenues. Maintenance revenues increased principally due to growth in the Company's and its subsidiaries' book of fixed fee agreements, both in number and dollar amount of the agreements. Maintenance revenues for 1997 increased by 34% to $10,111,099 compared to maintenance revenues of $7,536,634 for 1996. Maintenance services accounted for approximately 42% of the Company's revenues for 1997 compared to 70% for 1996, due to the increase in equipment and parts sales. Equipment and parts sales increased 327% to $14,074,510 for 1997 compared with $3,299,044 for 1996, comprising 58% of sales in 1997 and 30% of sales in 1996. Cintronix, Inc. accounted for about 282% of that increase.

         The Company's cost of sales as a percentage of revenues was 82% in 1997 compared to 68% in 1996. An increase in the costs of maintenance services as a percentage of maintenance service income was combined with the higher level of equipment sales by Cintronix, Inc., on which profit margins percentages are lower. The increased costs of maintenance services resulted primarily from increased costs of emergency replacement parts and increased reliance on subcontracted services. Subcontractor costs could decrease as the necessary expertise is developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Additionally, gross margins in fiscal 1997 have been adversely affected by the costs associated with integrating the Company's newly-acquired operations with existing operations in Philadelphia, Pennsylvania and Richmond, Virginia. The Company expects that the costs of maintenance services as a percentage of maintenance service income to increase in future quarters as the Company expands the mix of hardware that will be maintained under contracts and as the competition based on pricing results in lower margins. The Company expects to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales.

         Selling, general and administrative expenses as a percentage of net revenues were 22% and 32%, respectively, for 1997 and 1996. The decrease in the percentage is primarily due to the larger base of the increased equipment sales. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. These expenses increased 54% to $5,331,448 for 1997 compared to $3,487,760 for 1996. The increase is primarily attributable to hiring additional marketing and office personnel to support the increased revenue base, as well as the administrative costs of the companies acquired in 1997.

         The Company's operating loss for the fiscal year ended December 31, 1997 increased 2117% to a loss of $919,378 compared to a loss of $41,469 for 1996. The decrease in operating profit was primarily attributable to the overall increase in costs of sales compared to the increase in revenues, as well as the increase in selling and administrative costs related to building up sales staff and integrating the combined operations of each of the newly acquired businesses.

         Net interest income decreased 81% to $39,317, compared to $206,460 for 1996, primarily as a result of the decrease in investment earnings as the remaining proceeds of the Company's 1995 initial public offering were utilized for the 1997 acquisitions. The Company expects that net interest income will continue to decrease until the Company starts generating additional cash from operations.

         Net income decreased 657% to a loss of $569,440 for 1997 from a profit of $102,246 for the prior year, primarily as a result of the higher costs of sales, the increased selling and administrative costs and the integration of the acquired companies. The Company expects that its cross marketing efforts, as well as cost-cutting efforts to reduce duplication of administrative expenses, will improve its performance in the future.

         The Company's results of operations have been adversely affected in the last year by increased competition in the computer market, as well as management time and expenses associated with the Company's 1997 acquisitions. Management is now focused on the integration and coordination of these newly acquired businesses.In order to compete in the rapidly changing computer market, management is currently expanding the Company's mid-range network support and maintenance operations, expanding maintenance services to include newer mainframe technology and expanding software support and help desk services.



LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash and investments in government securities for terms of three months or less, was $193,056 at December 31, 1997, compared to $3,915,578 at December 31, 1996. Cash flows used in operations for 1997 totaled $1,242,800, resulting primarily from operations and increased by an increase in accounts receivable and the parts and supply inventories necessary to support service contracts on newer technologies. The ratio of current assets to current liabilities decreased to 1.8:1 from 7.5:1 at December 31, 1996. The decrease in the current ratio was due chiefly to the use of Company cash to complete the three acquisitions in 1997.

         The Company has a $750,000 revolving line of credit with Crestar Bank which was renewed to continue until May, 1998. At December 31, 1997, the balance owed on this line of credit was $650,000.

         Cintronix, Inc., a wholly-owned subsidiary, has a $1.3 million line of credit with First Union Bank which will expire in June, 1998. At December 31, 1997, the balance owed on this line of credit was $496,839.

         The Company's principal commitments at December 31, 1997 consisted of obligations under operating leases for facilities.

         The Company believes that its existing cash , as supplemented by expected cash flow from operations and existing credit facilities, is sufficient to satisfy its currently anticipated working capital needs.


Year 2000 Issues

         Year 2000 Compliance means the ability of software and other processing capabilities to interpret and manipulate correctly all data that includes the Year 2000 and dates thereafter. The Company principally sells and services computer hardware and has not been confronted with Year 2000 issues in providing such services. Further, the Company has surveyed all of its internal business systems and software applications and determined that they are Year 2000 compliant. Consequently, the Company does not expect its business to be adversely affected in any material respect because of Year 2000 issues.

Item 7.  Financial Statements and Supplementary Data


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page

Report of Independent Auditors ..............................    F-2........

Consolidated Balance Sheet as of December 31, 1997 ..........    F-3........F-4

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996...................................    F-5........

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997 and 1996....................................   F-6........

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996....................................   F-7........F-8

Notes to Consolidated Financial Statements ...................   F-9........F-17







                         .  .  .  .  .  .  .  .  .  .  .  .

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CSI Computer Specialists, Inc.
   Rockville, Maryland



                  We have audited the accompanying consolidated balance sheet of CSI Computer Specialists, Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSI Computer Specialists, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.

Cranford, New Jersey
April 8, 1998

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.



Assets:
Current Assets:
   Cash and Cash Equivalents                                   $       193,056
   Accounts Receivable                                               3,513,478
   Accounts Receivable - Related Party                                 121,427
   Net Investment in Sales Type Leases - Current                       215,618
   Resale Inventory                                                    384,241
   Parts and Supplies                                                1,033,068
   Prepaid Income Taxes                                                323,544
   Prepaid Expenses                                                    173,031
   Miscellaneous Receivables                                            12,952
                                                               ---------------

   Total Current Assets                                              5,970,415

Property and Equipment:
   Vehicles                                                            122,787
   Furniture and Fixtures                                              261,360
   Equipment                                                         1,110,745
   Equipment Under Operating Leases                                     87,300
   Leasehold Improvements                                              120,183
                                                               ---------------

   Totals - At Cost                                                  1,702,375
   Less:  Accumulated Depreciation                                     933,686
                                                               ---------------
   Property and Equipment - Net                                        768,689
                                                               ---------------

Other Assets:
   Cash - Restricted                                                   416,897
   Goodwill [Net of Accumulated Amortization of $210,578]            2,396,365
   Net Investment in Sales Type Leases - Non-Current                    77,271
   Other Assets                                                         96,573
                                                               ---------------

   Total Other Assets                                                2,987,106

   Total Assets                                                $     9,726,210
                                                               ===============



See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                            $     1,764,012
   Accrued Expenses                                                    146,088
   Bank Revolving Lines of Credit                                    1,146,839
   Deferred Income Taxes Payable                                       182,835
   Current Maturities of Long-Term Debt                                 11,401
                                                               ---------------

   Total Current Liabilities                                         3,251,175

Long-Term Debt - Net of Current Maturities                               8,445
                                                               ---------------

Commitments and Contingencies                                               --

Stockholders' Equity:
   Preferred Stock - Authorized, 10,000,000 Shares of $.001 Par Value;
     Issued and Outstanding, None                                           --

   Common Stock - Authorized, 25,000,000 Shares of $.001 Par Value;
     Issued and Outstanding, 3,966,126 Shares                            3,966

   Common Stock - $.001 Par Value, Stock Subscribed and
     Unissued - 75,000 Shares                                               75

   Paid-in Capital                                                   5,627,114

   Retained Earnings                                                   835,435

Total Stockholders' Equity                                           6,466,590

   Total Liabilities and Stockholders' Equity                  $     9,726,210
                                                               ===============



See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Years ended
                                                             December 31,
                                                      1 9 9 7          1 9 9 6
                                                      -------          -------

Revenues                                       $    24,185,609    $  10,835,678
                                               ---------------   --------------

Costs and Expenses:
   Cost of Sales                                    19,773,539        7,389,387
   Selling, General and Administrative               5,331,448        3,487,760
                                               ---------------   --------------

   Total Costs and Expenses                         25,104,787       10,877,147
                                              ----------------  ---------------

   Operating [Loss]                                   (919,378)         (41,469)
                                              ----------------  ---------------

Other Income [Expense]:
   Interest Income                                     114,318          207,720
   Interest Expense                                    (75,001)          (1,260)
                                              ----------------  ---------------

   Total Other Income                                   39,317          206,460
                                              ----------------  ---------------

   [Loss] Income Before [Benefit] Provision
       for Income Taxes                               (880,061)         164,991
                                              ----------------  ---------------

[Benefit] Provision for Income Taxes:
   Current                                            (225,558)         129,719
   Deferred                                            (85,063)         (66,974)
                                              ----------------  ---------------

   Total [Benefit] Provision for Income Taxes         (310,621)          62,745
                                              ----------------  ---------------

   Net [Loss] Income                          $       (569,440) $       102,246
                                              ================  ===============

   Net [Loss] Income Per Share                $           (.14) $           .03
                                              ================  ===============

   Weighted Average Number of Shares
      Outstanding                                    3,966,126        3,652,500
                                              ================= ===============



See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                            Common Stock             Paid-in
                                      Shares           Amount        Capital

Balance - December 31, 1995           3,727,500   $       3,727  $    5,227,428

   Net Income                                --              --              --
                                  -------------   -------------  --------------

Balance - December 31, 1996           3,727,500           3,727       5,227,428

   Issuance Pursuant to Stock
     Purchase Agreement B
     January 10, 1997                   313,626             314         399,686

   Net [Loss]                                --              --              --
                                  -------------   -------------  --------------

Balance - December 31, 1997           4,041,126   $       4,041  $    5,627,114
                                  =============   =============  ==============


                                                                      Total
                                                   Retained       Stockholders'
                                                   Earnings          Equity

Balance - December 31, 1995                    $     1,302,629  $     6,533,784

   Net Income                                          102,246          102,246
                                               ---------------  ---------------

Balance - December 31, 1996                          1,404,875        6,636,030

   Issuance Pursuant to Stock
     Purchase Agreement B
     January 10, 1997                                       --          400,000

   Net [Loss]                                         (569,440)        (569,440)
                                               ---------------  ---------------

Balance - December 31, 1997                    $       835,435  $     6,466,590
                                               ===============  ===============




See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Years ended
                                                           December 31,
                                                     1 9 9 7           1 9 9 6
                                                     -------           -------
Operating Activities:
   Net [Loss]                                 $       (569,440) $       102,246
                                              ----------------  ---------------
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
     Depreciation and Amortization                     463,433          339,170
     Amortization of Parts and Supplies                727,311          446,122
     Provision for Bad Debts                            42,829           35,926
     Deferred Income Taxes                             (85,063)         (66,974)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                            (351,306)        (101,877)
       Inventory B resale                             (214,025)              --
       Parts and Supplies                             (905,609)        (753,052)
       Prepaid Income Taxes                           (208,126)          48,025
       Prepaid Expenses                                (62,615)          (5,067)
       Miscellaneous Receivables                        (5,970)           1,547
       Other Assets                                    (15,427)          13,274

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses            15,137          (24,754)
       Income Taxes Payable                            (73,929)              --
                                              ----------------- ---------------

     Total Adjustments                                (673,360)         (67,660)
                                              ----------------  ---------------

   Net Cash - Operating Activities                  (1,242,800)          34,586
                                              ----------------- ---------------

Investing Activities:
   Net Cash Transferred - Acquisition of
      Subsidiaries                                      13,907               --
   Cash - Restricted                                  (400,000)              --
   Payment of Acquisition Costs                     (1,968,549)        (499,494)
   Acquisition of Property and Equipment              (549,168)        (190,770)
                                              ----------------  ---------------

   Net Cash - Investing Activities                  (2,903,810)        (690,264)
                                              ----------------  ---------------

Financing Activities:
   Payments on Long-Term Debt                           (9,751)          (4,839)
   Proceeds from Revolving Line of Credit              433,839               --
                                              ----------------  ---------------

   Net Cash - Financing Activities                     424,088           (4,839)
                                              ----------------  ----------------

   Net [Decrease] in Cash and Cash Equivalents      (3,722,522)        (660,517)

Cash and Cash Equivalents - Beginning of Years       3,915,578        4,576,095
                                              ----------------  ---------------

   Cash and Cash Equivalents - End of Years   $        193,056  $     3,915,578
                                              ================  ===============


See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Years ended
                                                           December 31,
                                                     1 9 9 7           1 9 9 6
                                                     -------           -------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                 $         72,383  $         1,407
     Income Taxes                             $         14,300  $       120,251

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   On January 10, 1997, the Company purchased all of the issued and outstanding shares of Cintronix, Inc. for a total purchase price of $1,300,000. On this date, $900,000 was paid, and the remaining $400,000 was paid on January 10, 1997 by 313,726 shares of the Company's common stock, calculated using the then-closing bid price of the common stock.





See Notes to Consolidated Financial Statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Corporate Organization and Principles of Consolidation

The consolidated financial statements include the accounts of CSI Computer Specialists, Inc. and its wholly-owned subsidiaries, Capitol Computer Services, Inc. T/A CCS Systems, Inc., and Cintronix, Inc. [the "Company"]. All intercompany balances and transactions have been eliminated.

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

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[2] Summary of Significant Accounting Policies [Continued]

Property and Equipment and Depreciation [Continued] - Minimum lease payments to be received as of December 31, 1997 for each of the next 5 years are:

 Year ended
December 31,
   1998                                           $   238,544
   1999                                                80,282
                                                  -----------

   Total                                              318,826
   Less: Interest Portion                             (25,937)

     Total                                        $   292,899
     -----                                        ===========

   Current                                        $   215,617
   Non-Current                                    $    77,271

Expenditures for normal repairs and maintenance are charged against income as incurred.

Depreciation for the years ended December 31, 1997 and 1996 was $300,502 and $339,170, respectively.

Income Taxes - The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. In 1997 the Company elected to change its method of reporting income for tax purposes to the accrual method. Temporary differences between financial reporting and tax reporting existing as of January 1, 1996 are being recognized over the next five-year period [See Note 8].

Goodwill Policy - Amortization is provided on a straight-line basis over 15 years. Goodwill represents the excess of cost over the fair value of net assets acquired. The Company evaluates the period of goodwill amortization continually to determine whether current events and circumstances warrant revised estimates of its useful life.

Impairment - Management evaluates the period of amortization of intangible assets to determine whether events and circumstances warrant revised estimates of useful lives. Additionally, management reviews long-lived assets including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 1997, management expects these assets to be fully recoverable.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," on January 1, 1997 for financial note disclosure purposes and applies the intrinsic value method of Accounting Principles Board ["APB"]
Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $31,339 and $35,534 for the years ended December 31, 1997 and 1996, respectively.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[2] Summary of Significant Accounting Policies [Continued]

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

Earnings Per Share - Earnings per share are calculated by dividing net earnings by the weighted average common shares outstanding during 1997 and 1996 [3,966,126 and 3,652,500, respectively]. Options and warrants did not result in dilution for the years ended December 31, 1997 and 1996.

[3] Accounts Receivable

Accounts receivable at December 31, 1997 consist of:

Receivables Under U. S. Government Contracts and Subcontracts:
   Amounts Billed                                        $      1,105,751
   Unbilled Amounts                                               169,099
Commercial and Other Receivables                                  838,149
                                                         ----------------
Total                                                           2,112,999
Less:  Allowance for Doubtful Receivables                         172,253
                                                         ----------------
   Total                                                 $      1,940,746
   -----                                                 ================

[4] Notes Payable

The Company has a note payable to General Motors Financing with an interest rate of 9% and maturity date of January 11, 1998. The note payable was used to finance the purchase of a vehicle. The Company also has a note payable through its subsidiary, Cintronix, to First Union Bank with an interest rate of 9% and a maturity date of November, 2000. This note payable was also used to finance the purchase of a vehicle.

                                                                 December 31,
                                                                    1 9 9 7

Notes Payable                                                $          19,846
Less: Current Maturities                                                11,401
                                                             -----------------

   Long-Term Debt                                            $           8,445
   --------------                                            =================

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[4] Notes Payable [Continued]

Maturities of long-term debt at December 31, 1997 is as follows:

1998                                                        $           11,401
1999                                                                     3,972
1999                                                                     4,473
                                                            ------------------

   Total                                                    $           19,846
   -----                                                     =================

[5] Revolving Lines of Credit

The Company arranged for a bank line of credit with a maximum amount of $750,000. The line bears interest at the rate of 1.0% over prime. The prime rate at December 31, 1997 was 8.5%. The line is secured by accounts receivable, general intangibles and parts and supplies, and is personally guaranteed by the officers of the Company. The Company is required to maintain certain ratios and $650,000 in tangible net worth. The Company was in compliance with the ratio and tangible net worth requirements at December 31, 1997. The balance due on the line of credit at December 31, 1997 was $650,000.

Cintronix, Inc., arranged for a bank line of credit with a maximum amount of $1,300,000. The line bears interest at the rate of 1.0% over prime. The prime rate at December 31, 1997 was 8.5%. The line is secured by accounts receivable and inventories, and is guaranteed by the Company and CCS Systems, Inc. The balance due on the line of credit at December 31, 1997 was $496,839.

[6] Fair Value of Financial Instruments

Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," which requires the disclosure of the fair value of off- and on-balance sheet financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable are estimated to approximate fair value because of the short maturities of those instruments.

[7] Commitments

The Company leases facilities and vehicles under operating leases which expire at various dates through 2002. Facility lease agreements provide for rent increases based on changes in the Consumer Price Index and adjustments for a proportionate share of real estate taxes and operating expenses.

Minimum rental commitments under all noncancelable operating leases with a remaining term in excess of one year are as follows:

Year Amount

1998                                                       $       697,617
1999                                                               508,716
2000                                                               412,639
2001                                                               362,869
2002                                                               343,082
Thereafter                                                       1,052,807
                                                           ---------------

   Total                                                   $     3,377,730
   -----                                                   ===============

Total rent expense for the years ended December 31, 1997 and 1996 approximated $423,400 and $271,000, respectively.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[7] Commitments [Continued]

In April 1996, the Company entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and its President for an initial period through 1999 with automatic renewals for successive one-year periods, unless terminated by the Company or the executive. The agreements provide for initial base compensation aggregating $378,250 subject to annual cost of living increases, as well as a bonus to the Chief Executive Officer equal to 5.5% of the Company's earnings before income taxes. Additional employment agreements were entered into as part of the acquisition of Cintronix, Inc. [See Note 12].

[8] Income Taxes

The components of income tax expenses are as follows:

                                                            December 31,
                                                      1 9 9 7          1 9 9 6
Current:
   Federal                                        $    (184,658)   $    109,282
   State                                                (40,900)         20,437
                                                  -------------    ------------

   Total Current [Benefit] Expense                     (225,558)        129,719
                                                  -------------    ------------

Deferred:
   Federal                                              (69,637)        (58,937)
   State                                                (15,426)         (8,037)
                                                  -------------    ------------

   Total Deferred [Benefit] Expense                     (85,063)        (66,974)
                                                  -------------    ------------

   Totals                                         $    (310,621)   $     62,745
   ------                                         =============    ============

A net deferred tax liability of $182,835 is shown as a current liability and represents the balance due with respect to the Company's election to change from a cash basis of income tax reporting to an accrual basis of income tax reporting. This election was made in January of 1996 under section 481 of the Internal Revenue Code.

The following table reconciles the U.S. federal income tax rate to the Company's effective tax rate:

                                                    1 9 9 7           1 9 9 6
                                                    -------           -------

U.S. Statutory Rate                                  (34.0)%            34.0%

Increases [Decreases] Resulting from:
   State Income Taxes                                 (7.0)%             7.0%
   Surtax Exemption                                    5.0 %            (3.0)%
                                                 -----------       -----------

   Totals                                            (35.0)%            38.0 %
   ------                                        ===========       ===========

[9] Related Party Transactions

For the years ended December 31, 1997 and 1996, the Company recognized revenue approximating $490,000 [including equipment sales of $107,000], and $375,000 [including equipment sales of $86,000], respectively, from a corporation owned by the Company's majority stockholder. At December 31, 1997, accounts receivable include $130,771 from the related party.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[10] Major Vendors/Customers

The Company paid approximately $221,200 and $414,000 in 1997 and 1996, respectively, to one vendor for subcontract services and the purchase of parts and supplies. Management believes that there are alternative competitive sources within the industry.

Revenue under U. S. Government contracts approximated 21% and 25%, respectively, of total revenues for the years ended December 31, 1997 and 1996.

[11] Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as a result of the dispersion of the Company's customer base among both governmental and commercial entities in the Mid-Atlantic area. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts receivable and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company has $360,779 in financial institutions which are subject to such risk.

[12] Acquisition of Subsidiary and Divisions

The Company acquired 100% of the outstanding capital stock of Cintronix, Inc., on January 10, 1997 for $1,300,000 in a business combination accounted for under the purchase method of accounting. The Company paid the purchase price at closing with $900,000 cash and the balance of the purchase price, $400,000, paid in shares of the Company's common stock calculated using the then-closing bid price of the common stock. The Company set up a $400,000 escrow account to redeem these shares at the sellers' option. This option expires in January,1999.

The purchase price of this acquisition exceeded the fair value of the net assets of Cintronix, Inc. by $1,022,901 which is being amortized over 15 years under the straight-line method.

Certain principal stockholders of Cintronix, Inc. and certain key employees entered into employment agreements with Cintronix, Inc. in conjunction with the closing on January 10, 1997. The employment agreements provide that Cintronix, Inc. will employ each of such persons for varying terms of two or three years at salaries commensurate with their positions and duties. Each of the employment agreements contain non-compete and confidentiality provisions.

The Company acquired the book of business of Advanced Network Systems, a division of American Bankers Corporation Service Corporation, on February 28, 1997 for $200,000 in a business combination accounted for under the purchase method of accounting. The acquisition is operated as a division of the Company. The Company paid the purchase price at closing with $200,000 cash.

The purchase price of this acquisition was recorded as goodwill and is being amortized over 15 years under the straight-line method.

Certain key employees entered into employment agreements with the Company in conjunction with the closing on February 28, 1997. The employment agreements provide that the Company will employ each of such persons for varying terms of two or three years at salaries commensurate with their positions and duties. Each of the employment agreements contain non-compete and confidentiality provisions.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[12] Acquisition of Subsidiary and Divisions [Continued]

The Company acquired 100% of the business assets of Phoenix Service, Inc., on May 28, 1997 for $793,579 in a business combination accounted for under the purchase method of accounting. The acquisition is operated as a division of the Company. The Company paid the purchase price at closing in cash.

The purchase price of this acquisition exceeded the fair value of the net assets of Phoenix Service, Inc. by $568,797 which is being amortized over 15 years under the straight-line method.

Certain key employees of Phoenix Service, Inc. entered into employment agreements with the Company in conjunction with the closing on May 28, 1997. The employment agreements provide that the Company will employ each of such persons for varying terms of two or three years at salaries commensurate with their positions and duties. Each of the employment agreements contain non-compete and confidentiality provisions.

All results have been included from the date acquired. The following pro forma [unaudited] information assumes the acquisitions occurred on January 1, 1996:
                                                          Years ended
                                                          December 31,
                                                 1 9 9 7            1 9 9 6
                                                 -------            -------

Revenues                                    $    25,150,216  $      23,597,346
Net [Loss] Income                           $      (547,838) $          71,964
Earnings Per Share:
   Net [Loss] Income                        $         (0.13) $            0.02

[13] Stock Options

The Company adopted the CSI Computer Specialists, Inc. 1994 Stock Option Plan in 1994 which provides for the grant of both qualified and nonqualified stock options to officers, directors, employees and consultants. The Stock Option Plan has authorized the granting, in the aggregate, of options to purchase up to 200,000 shares of stock. Options granted under the Plan vest immediately.

Following is a summary of the status of fixed options outstanding at December 31, 1997:


                                         Outstanding Stock Options
                         ------------------------------------------------------
                                      Weighted-Average
   Range of                             Remaining            Weighted-Average
Exercise Prices          Shares      Contractual Life          Exercise Price

$0.87 - $1.50             11,850              8                       $0.93
$3.12 - $5.37            127,500              8                       $5.35


                                                        Exercisable
                                                       Stock Options
                                                  ---------------------------
      Range of                                               Weighted-Average
   Exercise Prices                                 Shares      Exercise Price

$0.87 - $1.50                                      11,850            $0.93
$3.12 - $5.37                                     127,500            $5.35




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

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[13] Stock Options [Continued]

If it becomes probable that the above earnings levels will be achieved, the Company will recognize compensation expense equal to the difference between the fair market value and the exercise price pursuant to APB Opinion No. 25. Achievement of the above earnings levels is likely to result in substantial compensation expense to the Company in future years.

 A summary of stock options activity under all plans is as follows:

                               1 9 9 7                           1 9 9 6
                               -------                           -------
                                   Weighted-Average            Weighted-Average
                         Shares     Exercise Price    Shares     Exercise Price

Outstanding -
     January 1,          129,500         5.35         134,750          5.38

Granted                   11,850          .93           2,000          3.81
Exercised                     --           --              --            --
Forfeited/Expired         (2,000)       (3.81)         (7,250)        (5.38)
                       ---------    ---------      ----------      --------

   Outstanding -
     December 31,        139,350         4.99         129,500          5.38
   --------------      =========    =========      ==========      ========

   Exercisable -
     December 31,        139,350         4.99         129,500          5.38
   --------------       ========    =========      ==========      ========

   Shares Available on
      December 31, For
      Options that may
      be Granted         260,650                      270,500
     -----------        ========                   ==========

The Company applies APB Opinion No. 25 for stock options issued to employees in accounting for its stock option plans for financial reporting purposes. The exercise price for all stock options issued to employees during 1997 and 1996 was equal to the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced, on a pro forma basis, by approximately $6,570, or $0.00 per share for the year ended December 31, 1997 and increased by approximately $5,798 or $0.00 per share for the year ended December 31, 1996. The weighted-average fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $.55 and $2.90, during 1997 and 1996, respectively, using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                            December 31,
                                                     1 9 9 7             1 9 9 6

Risk-free Interest Rate                               6.18%               6.20%
Expected Life                                        4 Years             4 Years
Expected Volatility                                  65.20%              109.9%
Expected Dividends                                     N/A                 N/A

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[13] Stock Options [Continued]

Net income and income per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:
                                                           December 31,
                                                   1 9 9 7            1 9 9 6
Net (Loss) Income:
   As Reported                                $       (569,440) $       102,246
                                              ----------------  ---------------
   Pro Forma                                  $       (576,010) $       108,027
                                              ----------------  ---------------

Income Per Share:
   As Reported                                $            (.14)$           .03
                                              ----------------- ---------------
   Pro Forma                                  $            (.14)$           .03
                                              ----------------- ---------------

[14] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

                                                 PART III

Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of Registrant

Donald C. Weymer
Chairman of the Board of Directors
Chief Executive Officer
Secretary

Donald C. Weymer has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since 1988 and has been the Secretary of the Company since March, 1994. He was the Chief Financial Officer from March, 1994 until October, 1995. In 1991 Mr. Weymer founded ISI, a Virginia corporation, which provides data processing outsourcing, timesharing and fundraising assistance to agencies of the federal government, non-profit organizations and commercial clients. Mr. Weymer has served as the Chief Executive Officer and the President of ISI since 1991.
         Term of Office: Mr. Weymer's term as director is three years, expiring in 2001 or until a successor is elected and qualified.
         Age: 53

William F. Pershin
Director
President
Chief Accounting Officer

William F. Pershin has been the President and a director of the Company since 1988 and has been the Chief Accounting Officer of the Company since March, 1994.
         Term of Office: Mr. Pershin's term as director is three years, expiring in 2000 or until a successor is elected and qualified.
         Age: 43

Herbert H. Derian
Director

Herbert H. Derian has been the president and a director since 1985 of Cintronix, Inc., which is a MicroAge franchisee specializing in the sale and servicing of personal computers. Cintronix, Inc. is a wholly-owned subsidiary of the Company. Mr. Derian was appointed to the Board of Directors in January, 1997 to fill a vacancy.
         Term of Office: Mr. Derian's term as director expires in 1998 or until a successor is elected and qualified.
         Age: 68

C. A. Miller, III
Director

C. A. Miller III has been employed with Southern States Cooperative, Inc., of Richmond, Virginia since 1979, and currently serves as Vice President of Information Systems. Mr. Miller was appointed to the Board of Directors in March, 1998 to fill a vacancy.
         Term of Office: Mr. Miller's term as director expires in 2001 or until a successor is elected and qualified.
         Age: 58

David A. Chappell
Director

David A. Chappell has been an insurance agent with Northwestern Mutual Life since 1984. In addition, he has been an account representative with Jacksonville Specialty Advertising since 1996. Mr. Chappell was appointed to the Board of Directors in March, 1998 to fill a vacancy.
         Term of Office: Mr. Chappell's term as director expires in 2001 or until a successor is elected and qualified.
         Age: 43


James D. Boccabella
Chief Financial Officer

James D. Boccabella, age 44, has been the Chief Financial Officer of the Company since October, 1995. For the five years prior to that, he owned and operated a public accounting practice, James D. Boccabella, CPA, CFP.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires that the Company's directors, executive officers, and persons who own more than 10% of a registered class of the equity securities of the Company ("reporting persons") file with the Securities and Exchange Commission (the "Commission") initial reports of ownership, and reports of changes in ownership, of shares of stock, and options to purchase such shares, of the Company. Reporting persons are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of Section 16(a) reports furnished to the Company for the fiscal year ended December 31, 1997, (the "1997 fiscal year") and representations by reporting persons that no other reports were required for the 1997 fiscal year, all Section 16(a) reporting requirements were met.


Item 10.  Executive Compensation


SUMMARY COMPENSATION TABLE


The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1997, to the Company's executive officers:



               Annual Compensation                                      Awards
-------------------------------------------------------------------------------
Name                                       Other         Number of
and                                        Annual        Under-
Principal                                  Compen-       lying
Position       Year          Salary            Bonus     sation         Options
-------------------------------------------------------------------------------
Donald C. Weymer 1997    $178,464            0          0             0
Chief Executive
Officer,
Chairman of the
Board, Secretary
                 1996    $163,404            $9,600     0             0

                 1995    $155,625           $33,100     0             0

William F.       1997    $142,974            0          0             0
Pershin
President and
Director
                 1996    $136,168            0          0             0
                 1995    $129,688            0          0             0

James D.         1997    $101,333            0          0             0
Boccabella
Chief Financial
Officer
                 1996    $96,842             0          0             0
                 1995    $39,400             0          $18,355(1)     25,000(2)

     (1) Represents  payment by the Company to Mr. Boccabella for accounting and
         management   consulting   services  provided  to  the  Company  by  Mr.
         Boccabella prior to his employment with the Company.

     (2) These options were awarded to Mr. Boccabella under the Company's Stock Option Plan for accounting and management services rendered to the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 1998, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) all persons known by the Company to own more than 5% of such shares, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise noted below, each person named in the table has sole voting and sole investment power with respect to each of the shares beneficially owned by such person.


Name and Address               Amount of
of Beneficial Owner            Beneficial
                               Ownership                     Percent
-------------------------------------------------------------------------------
Donald C Weymer                  1,060,000                     25.7%
1013 Parrs Ridge Road
Spencerville, Maryland  20868

William F Pershin                640,000                       15.5%
11616 Morning Star Drive
Germantown, Maryland  20876

Lorelei F Derian                 235,294                       5.7%
1305 Eva Gude Drive
Crownsville, Maryland  21032

David A. Chappell                5,450                         0.1%
650-D Ponte Vedra Blvd
Ponte Vedra Beach , Florida
32082

C. A. Miller III                 15,000                        0.4%
3003 Water Creek Court  #1-A
Midlothian, Virginia  23112

James D. Boccabella              25,000                        0.6%
P O Box 399
Olney, Maryland  20830

All executive officers and       1,745,450                     42.4%
directors as a group (5
persons)


Item 12.  Certain Relationships and Related Transactions

Donald C. Weymer

The Company provides computer maintenance services to ISI, which is owned by Donald C. Weymer, a stockholder, director and officer of the Company, pursuant to the terms of maintenance agreements. Mr. Weymer is also the owner and chief executive officer of ISI. During the fiscal years ended December 31, 1997 and 1996, approximately $705,000 (including equipment sales of $362,000) and $490,000 (including equipment sales of $107,000), respectively, of the Company's revenues were generated by services rendered and equipment sold to ISI by the Company. See Note 9 of the Financial Statements included in Item 7 hereof.


Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Exhibits

Exhibit
Number            Title of Exhibit

3.4 ** Agreement and Plan of Merger between CSI Computer Specialists, Inc. (Delaware) and Computer Specialists, Inc. (Maryland) filed with the Securities and Exchange Commission as an exhibit to the Registration Statement filed on July 19, 1995 (the "Registration Statement") and incorporated herein by reference.

3.5 ** Bylaws of CSI Computer Specialists, Inc. (Registrant) filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

3.7 ** Certificate of Amendment of Certificate of Incorporation of CSI Computer Specialists, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on August 5, 1994, filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

4.1 **            Specimen   Common  Stock   Certificate,   filed  with  the
                  Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

4.2 **            Specimen Warrant Certificate, filed with the Securities and
                  Exchange   Commission  as  an  exhibit  to  the   Registration
                  Statement and incorporated herein by reference.

4.3 ** Form of Underwriter's Unit Purchase Option, filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

4.4 ** Form of Warrant Agreement by and among the Company, Biltmore Securities, Inc. and Continental Stock Transfer & Trust Company, amended from that which was filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.1             ** Form of Maintenance Agreement filed with the Securities and
                  Exchange   Commission  as  an  exhibit  to  the   Registration
                  Statement and incorporated herein by reference.

 10.2 ** Form of Subcontracting (Microcomputer Service) Agreement filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.3 ** Form of Equipment Sales Agreement filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.6 ** Employment Agreement, dated April 7, 1994, by and between the Company and Donald C. Weymer filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.7 ** Employment Agreement, dated April 7, 1994, by and between the Company and William Pershin filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.8 ** CSI Computer Specialists, Inc. 1994 Stock Option Plan filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.9 ** Plan for Incentive Compensation of Donald C. Weymer filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.10 ** Revolving Commercial Loan Note, dated May 27, 1994, in favor of Citizens Bank of Maryland in the principal amount of $750,000 filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

 10.11 ** Security Agreement, dated May 27, 1994, in favor of Citizens Bank of Maryland and corresponding Financing Statement filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

11. Computation of Net Income per Common Share(included in the Financial Statements in Item 7).

21.               Subsidiaries of the Company


27.      Financial Data Schedule.

**       Previously filed as noted.


(b)       Reports on Form 8-K

         None.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CSI Computer Specialists, Inc.

May 18, 1998                         By:   /s/ Donald C. Weymer
------------                             --------------------------------------
Date                                     Donald C. Weymer
                                         Chief Executive Officer



May 18, 1998                         By:  /s/ James D. Boccabella
------------                             --------------------------------------
Date                                     James D. Boccabella, CPA
                                         Chief Financial Officer






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 18, 1998                         By:  /s/ Donald C. Weymer
------------                             --------------------------------------
Date                                     Donald C. Weymer
                                         Chairman of the Board, Chief Executive
                                         Officer and Director



May 18, 1998                         By:  /s/ William F. Pershin
------------                             --------------------------------------
Date                                     William F. Pershin
                                         President and Director



May 18, 1998                         By:  /s/ Herbert H. Derian
------------                             --------------------------------------
Date                                     Herbert H. Derian
                                         Director

                                                                   Exhibit 21

                               Subsidiaries of the Company

               Subsidiary        (Year Acquired)         State of Incorporation

               CCS Systems, Inc.         1995                      Virginia

               Cintronix, Inc.           1997                      Maryland