Form 10QSB
period 1998-03-31
CSI COMPUTER SPECIALISTS INC
filed 1998-05-19
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended March 31, 1998

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

Title                                                    Outstanding

Common Stock, par value $0.001 per share       4,116,226 shares at May 18, 1998


Transitional Small Business Disclosure Format (check one);
Yes___ No X

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   March 31,       December 31,
                                                     1998              1997
                                              ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             40,388          193,056
  Accounts receivable                                4,132,665        3,647,857
  Net investment in sales-type leases - current        153,086          215,618
  Inventory for resale                                 513,160          384,241
  Parts and supplies                                 1,170,774        1,033,068
  Prepaid income taxes                                 429,372          323,544
  Prepaid expenses                                      94,279          173,031
                                              ----------------  ---------------
     Total current assets                            6,533,724        5,970,415
                                              ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,784,985        1,702,375
     Less accumulated depreciation                     984,456          933,686
                                              ----------------  ---------------
                                                       800,529          768,689
                                              ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)         2,358,031        2,396,365
  Net investment in sales-type leases - non-current     77,271           77,271
  Cash - restricted                                    422,390          416,897
  Other assets                                          87,081           96,573
                                              ----------------  ---------------
                                                     2,944,773        2,987,106
                                              ----------------  ---------------

                                                    10,279,026        9,726,210
                                              ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   2,075,115        1,764,012
  Accrued expenses                                     116,992          146,088
  Revolving line of credit                           1,653,839        1,146,839
  Current maturities of long term debt                   4,769           11,401
  Deferred income taxes payable                        207,623          182,835
                                              ----------------  ---------------
     Total current liabilities                       4,058,338        3,251,175
                                              ----------------  ---------------

LONG-TERM DEBT, less current maturities                 12,575            8,445
                                              ----------------  ---------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
      shares of $.001 par value                              -                -
  Common stock - authorized,  25,000,000
       shares of $.001 par value;  issued and
     outstanding, 4,029,212 shares                       4,030            3,966
  Common stock - $0.001 par value, stock
     subscribed and Unissued - 75,000 shares                 -               75
  Paid-in capital                                    5,517,125        5,627,114
  Retained earnin                                      686,958          835,435
                                              ----------------  ---------------
     Total stockholders' equity                      6,208,113        6,466,590
                                              ----------------  ---------------

                                                    10,279,026        9,726,210
                                               ================ ===============

           See accompanying notes to condensed financial statements.
                                        3

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  1998               1997
                                            -----------------  -----------------


Revenues
  Maintenance services                             3,076,332          2,235,632
  Parts and equipment sales                        3,515,575          3,028,099
                                           -----------------  -----------------
                                                   6,591,907          5,263,731

Costs and expenses
  Cost of maintenance services                     2,214,180          1,806,526
  Cost of parts and equipment sales                3,050,760          1,929,981
  Selling, general and administrative              1,543,699          1,309,794
                                           -----------------  -----------------
                                                   6,808,639          5,046,301
                                           -----------------  -----------------

     Operating (loss)profit                         (216,732)           217,430


Other deductions
  Net interest income (expense)                      (12,753)            35,053
                                           -----------------  -----------------

     (Loss) Income before (benefit)
          provision for income taxes               (229,485)            252,483

Income taxes
  Currently payable                                (105,796)             94,450
  Deferred                                            24,788              2,950
                                           -----------------  -----------------
     Total (benefit) provision for
          income taxes                              (81,008)             97,400
                                           -----------------  -----------------

    NET (LOSS) INCOME                              (148,477)            155,083
                                            =================  =================

 Per share amounts
  Net earnings per share                              (0.04)               0.04
                                            =================  =================

Weighted average number of shares
   outstanding                                     4,029,212          3,966,226
                                            =================  =================


           See accompanying notes to condensed financial statements.
                                        4

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                     1998             1997
                                                --------------   --------------

Net cash flows from operating activities            $  (464,556)    $   111,661
                                                --------------   --------------

Cash flows used in investing activities
  Net cash transferred - acquisition of subsidiary           -           13,907
  Payment of subsidiary acquisition costs                    -       (1,134,653)
  Acquisition of property and equipment                (82,610)         (89,393)
                                                --------------   --------------
     Net cash used in investing activities             (82,610)      (1,210,139)
                                                --------------   --------------

Cash flows used in financing activities
  Payments on long-term debts                           (2,502)            (493)
  Acquisition of treasury stock                       (110,000)               -
  Increase in revolving line of credit                 507,000         (169,000)
                                                --------------   --------------
     Net cash provided by (used in)
       financing activities                            394,498         (169,493)
                                                --------------   --------------

NET INCREASE (DECREASE) IN CASH                       (152,668)      (1,267,971)

Cash at beginning of period                            193,056        3,915,578
                                                --------------   --------------
Cash at end of period                                   40,388        2,647,607
                                                ==============   ==============



Supplemental disclosure of cash flow information

  Cash paid through March 31, 1998 and 1997 for:
     Interest                                           14,095           28,465
     Income taxes                                            -            5,180


            See accompanying notes to condensed financial statements
                                        6

                    CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1997.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operation


Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the timing of revenues, rapid technological change, the demand for services for computer hardware systems and computer equipment, the timing and amount of capital expenditures and other risks detailed herein.


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

         The Company's principal business is providing computer maintenance and repair services, which are provided under both fixed fee and time and materials arrangements. Under the fixed fee arrangement, which is the primary method of service, a customer pays a fixed monthly fee for the term of the agreement, generally one to two years, for which the Company provides the parts and labor for both scheduled preventative maintenance and emergency repairs. The Company records the revenue from fixed fee contracts ratably over the term of the contract, while the costs the Company incurs to provide the maintenance and emergency repairs are charged to expense as incurred. Accordingly, the profitability of the Company's maintenance and repair services can and will be affected by period to period fluctuations in the number and severity of the emergency repairs required by its customers, which the Company cannot predict or control. Additionally, in certain circumstances the Company will choose to provide the contracted-for services by subcontracting with others, particularly when the equipment covered by the agreement cannot be serviced in a cost effective manner, is difficult to repair or replace, or requires unique engineering expertise that is not applicable to equipment utilized by a significant number of Company's other customers. The Company obtains such subcontracting services through short-term agreements, and its profit margin will generally be lower than if the work were not subcontracted. Accordingly, operating results may fluctuate from period to period as a result of changes in the level and nature of subcontracted services.

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

RESULTS OF OPERATIONS

         The Company's first quarter revenues of $6,591,907 was an increase of 25 % over the first quarter revenues of the prior year of $5,263,731. The increase in net revenues resulted from sales growth in both maintenance services and equipment sales. Maintenance revenues for the first quarter of 1998 increased approximately 38% over the first quarter of 1997, primarily from expansion of the Company's book of business. Equipment sales for the first quarter of 1998 increased 16% over the same period of 1997. Management intends to increase marketing efforts to promote continued growth in both of these areas, and anticipates that the marketing staffs of the Company and each of its subsidiaries will be able to cross promote products and services. Maintenance revenues accounted for approximately 47% and 43%, respectively, of the Company's consolidated revenues for the first quarters of 1998 and 1997.

         The Company's cost of sales as a percentage of revenues was 80%in the first quarter of 1998 compared to 71% for the same period in 1997. A decrease in the costs of maintenance services as a percentage of maintenance service income was offset by a decrease in the profit margins on equipment sales. The decreased costs of maintenance services resulted primarily from a current decrease in the need for emergency replacement parts and decreased reliance on subcontracted services. Subcontractor costs could continue to decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales dropped primarily due to the mix of equipment sold. As personal computer and mid-range network computer sales increase, the normally lower margin on these sales will offset the higher margins on mainframe computer sales, and decrease the overall profit percentages.

         Selling, general and administrative expenses as a percentage of net revenues were 24% and 25% respectively, for the first quarter of 1998 and 1997. The decrease in the percentage is primarily due to the larger base of the increased sales . The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. The selling, general and administrative expenses increased 18% to $1,543,699 for the first three months of 1998 compared to $1,309,794 for the same period of 1997. The increase is primarily attributable to hiring additional marketing and office personnel to support the increased revenue base, as well as the administrative costs of integrating the companies acquired in 1997.

         The Company's operating loss of $216,732 for the first quarter of 1998 represents a 200% decrease in operating profits from an operating profit of $217,430 for the first quarter of 1997. The decrease in operating profit was primarily attributable to the overall increase in costs of sales compared to the increase in revenues, as well as the increase in selling and administrative costs related to building up sales staff and integrating the combined operations of each of the Company's newly acquired businesses.

         Net interest decreased 136% to a net expense for the first three months of 1998 of $12,753 compared to net interest income of $35,053 for the same period of 1997, primarily as a result of the decrease in investment earnings as the remaining proceeds of the Company's 1995 initial public offering were utilized for the 1997 acquisitions. The Company expects that net interest income will continue to decrease until the Company starts generating additional cash from operations.

         Net income decreased 196% to a loss of $148,477 for the first quarter of 1998 from a profit of $155,083 for the same period of the prior year, primarily as a result of the high costs of sales, the increased selling and administrative costs and the integration of the acquired businesses. The Company expects that its cross marketing efforts, as well as cost-cutting efforts to reduce duplication of administrative expenses, will improve its performance in the future.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash was $40,388 at March 31,1998 compared to $193,056 at December 31, 1997. Cash flows used in operations for the first quarter of 1998 totaled $464,556, resulting primarily from operations and increased due to an increase in accounts receivable and the parts and supply inventories necessary to support service contracts on newer technologies. The ratio of current assets to current liabilities decreased to 1.6:1 from 1.8:1 at December 31, 1997. The decrease in the current ratio was due chiefly to the use of Company cash to fund operations while the integration of the Company's divisions and subsidiaries continues.

         The Company has a $2.5 million revolving line of credit with Crestar Bank which will expire in March, 1999. This line was acquired to replace the separate lines held by the Company and Cintronix, Inc. At March, 31, 1998, the balance owed on this line of credit was $1,653,839.

         The Company's principal commitments at March 31, 1998 consisted of obligations under operating leases for facilities.

The Company believes that its existing cash, as supplemented by expected cash flow from operations and existing credit facility, is sufficient to satisfy its currently anticipated working capital needs.

Year 2000 Issues


         Year 2000 Compliance means the ability of software and other processing capabilities to interpret and manipulate correctly all data that includes the Year 2000 and dates thereafter. The Company principally sells and services computer hardware and, to date, has not been confronted with Year 2000 issues in providing such services. Further, the Company has surveyed all of its internal business systems and software applications and determined that they are Year 2000 compliant. Consequently, the Company does not expect its business to be adversely affected in any material respect because of Year 2000 issues.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

1
(a)       Exhibits

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

4.1**             Specimen   Common  Stock   Certificate,   filed  with  the
                  Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

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

                                     CSI Computer Specialists, Inc.

May 19, 1998                         By: /s/ James D. Boccabella
------------                            --------------------------
Date                                    James D. Boccabella, CPA
                                         Chief Financial Officer