Form 10QSB
period 1998-06-30
CSI COMPUTER SPECIALISTS INC
filed 1998-08-14
CIK 923141

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

|_|  Transition Report under Section 13 or 15(d) of the Exchange Act

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

                                  301-921-8860
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                                Outstanding
Common Stock, par value $0.001 per share      4,029,714 shares at August 10,1998


Transitional Small Business Disclosure Format (check one);
Yes___ No X

                          CSI Computer Specialists Inc.

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX


PART I.       FINANCIAL INFORMATION                                       PAGE


Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1998
             (unaudited) and December 31, 1997                              3

             Consolidated Statements of Operations for the three
             months ended June 30, 1998 and 1997 (unaudited)                4

             Consolidated Statements of Operations for the six
             months ended June 30, 1998 and 1997 (unaudited)                5

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997 (unaudited)                6

             Notes to Consolidated Financial Statements                     7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             11

Item 2.      Changes in Securities and Use of Proceeds                     11

Item 3.      Defaults Upon Senior Securities                               11

Item 4.      Submission of Matters to a Vote of Security Holders           11

Item 5.      Other Information                                             11

Item 6.      Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                 14

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   June 30,        December 31,
                                                     1998              1997
                                              ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            164,312          193,056
  Accounts receivable                                5,406,571        3,647,857
  Net investment in sales-type leases - current        153,086          215,618
  Inventory for resale                                 821,888          384,241
  Parts and supplies                                 1,177,613        1,033,068
  Prepaid income taxes                                 466,209          323,544
  Prepaid expenses                                      82,982          173,031
                                              ----------------  ---------------
     Total current assets                            8,272,661        5,970,415
                                              ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,829,620        1,702,375
     Less accumulated depreciation                   1,049,849          933,686
                                              ----------------  ---------------
                                                       779,771          768,689
                                              ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)         2,329,698        2,396,365
  Net investment in sales-type leases - non-current    130,161           77,271
  Cash - restricted                                    431,512          416,897
  Other assets                                          87,603           96,573
                                              ----------------  ---------------
                                                     2,978,974        2,987,106
                                              ----------------  ---------------
                                                    12,031,406        9,726,210
                                              ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   3,350,209        1,764,012
  Accrued expenses                                     137,992          146,088
  Revolving line of credit                           2,172,459        1,146,839
  Current maturities of long term debt                   3,767           11,401
  Deferred income taxes payable                        207,623          182,835
                                              ----------------  ---------------
     Total current liabilities                       5,872,050        3,251,175
                                              ----------------  ---------------

LONG-TERM DEBT, less current maturities                 11,018            8,445
                                              ----------------  ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
      shares of $.001 par value                  $          -      $          -
  Common stock - authorized,  25,000,000 shares
      of $.001 par value;  issued and
      outstanding, 4,029,212 shares                      4,030            3,966
  Common stock - $0.001 par value, stock
      subscribed and unissued - 75,000 shares                -               75
  Paid-in capital                                    5,517,125        5,627,114
  Retained earnings                                    627,183          835,435
                                              ----------------  ---------------
     Total stockholders' equity                      6,148,338        6,466,590
                                              ----------------  ---------------

                                                    12,031,406        9,726,210
                                              ================  ===============

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                  1998               1997
                                            -----------------  -----------------


Revenues
  Maintenance services                             3,236,354          2,204,769
  Parts and equipment sales                        5,059,028          3,211,225
                                            -----------------  -----------------
                                                   8,295,382          5,415,994

Costs and expenses
  Cost of maintenance services                     2,274,510          1,758,174
  Cost of parts and equipment sales                4,437,664          2,706,769
  Selling, general and administrative              1,666,021          1,088,964
                                            -----------------  -----------------
                                                   8,378,195          5,553,907
                                            -----------------  -----------------
     Operating (loss)                                (82,813)          (137,913)


Other deductions
  Net interest income (expense)                     (30,874)             15,565
                                            -----------------  -----------------
     Loss before benefit for income taxes           (113,687)          (122,348)

(Benefit) Provision for income taxes
  Current                                            (57,401)           (47,200)
  Deferred                                            24,788                -0-
                                            -----------------  -----------------
                                                     (32,613)           (47,200)

  NET LOSS                                           (81,074)           (75,148)
                                            =================  =================

 Per share amounts
  Net earnings per share                               (0.02)             (0.02)
                                            =================  =================

Weighted average number of shares
   Outstanding                                      4,029,212          3,966,226
                                            =================  =================







                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  1998               1997
                                            -----------------  -----------------


Revenues
  Maintenance services                              6,333,911          4,440,401
  Parts and equipment sales                         8,574,603          6,239,325
                                            -----------------  -----------------
                                                   14,908,514         10,679,726

Costs and expenses
  Cost of maintenance services                      4,488,616          3,017,772
  Cost of parts and equipment sales                 7,488,424          5,183,679
  Selling, general and administrative               3,209,720          2,398,758
                                            -----------------  -----------------
                                                   15,186,760         10,600,209
                                            -----------------  -----------------

     Operating (loss) profit                        (278,246)             79,517


Other deductions
  Net interest (expense) income                      (43,627)             50,618
                                            -----------------  -----------------
     (Loss) Earnings before income taxes            (321,873)            130,135

(Benefit) Provision for income taxes
  Current                                           (138,409)             50,200
  Deferred                                            24,788                 -0-
                                            -----------------  -----------------
                                                    (113,621)             50,200

     NET (LOSS) EARNINGS                            (208,252)             79,935
                                            =================  =================

 Per share amounts
  Net earnings per share                               (0.05)               0.02
                                            =================  =================

Weighted average number of shares
   outstanding                                      4,029,212          3,966,226
                                            =================  =================

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                      1998             1997
                                                 --------------   --------------

Net cash flows from operating activities              (812,058)        (503,844)
                                                 --------------   --------------

Cash flows used in investing activities
  Net cash transferred - acquisition of subsidiary           -           13,907
  Payment of subsidiary acquisition costs                    -       (1,960,642)
  Cash - restricted                                          -         (400,000)
  Acquisition of property and equipment               (127,245)        (146,455)
                                                 --------------   --------------
     Net cash used in investing activities            (127,245)      (2,493,190)
                                                 --------------   --------------

Cash flows used in financing activities
  Payments on long-term debts                           (5,061)          (5,011)
  Acquisition of treasury stock                       (110,000)                -
  Increase in revolving line of credit               1,025,620         (328,000)
                                                 --------------   --------------
     Net cash used in financing activities             910,559         (333,011)
                                                 --------------   --------------

NET (DECREASE) IN CASH                                 (28,744)      (3,330,045)

Cash at beginning of period                            193,056        3,915,578
                                                 --------------   --------------
Cash at end of period                                  164,312          585,533
                                                 ==============   ==============


Supplemental disclosure of cash flow information

  Cash paid through June 30, 1998 and 1997 for:
     Interest                                           85,582            26,527
     Income taxes                                            -             5,180

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1997.

         The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operation


Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the timing of revenues, rapid technological change, the demand for services for computer hardware systems and computer equipment, the timing and amount of capital expenditures and other risks detailed herein.


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

         The Company's principal business is providing computer maintenance and repair services, which are provided under both fixed fee and time and materials arrangements. Under the fixed fee arrangement, which is the primary method of service, a customer pays a fixed monthly fee for the term of the agreement, generally one to two years, for which the Company provides the parts and labor for both scheduled preventive maintenance and emergency repairs. The Company records the revenue from fixed fee contracts ratably over the term of the contract, while the costs the Company incurs to provide the maintenance and emergency repairs are charged to expense as incurred. Accordingly, the profitability of the Company's maintenance and repair services can and will be affected by period to period fluctuations in the number and severity of the emergency repairs required by its customers, which the Company cannot predict or control. Additionally, in certain circumstances the Company will choose to provide the contracted-for services by subcontracting with third party service providers, particularly when the equipment covered by the agreement cannot be serviced in a cost effective manner by the Company, is difficult to repair or replace, or requires unique engineering expertise that is not applicable to equipment utilized by a significant number of the Company's other customers. The Company obtains such subcontracting services through short-term agreements, and its profit margin will generally be lower than if the work were not subcontracted. Accordingly, operating results may fluctuate from period to period as a result of changes in the level and nature of subcontracted services.

         The sale of computer equipment accounts for a rapidly expanding portion of the Company's business, and, as a result, revenues therefrom have and will continue to fluctuate from period to period. This fluctuation stabilized somewhat with the Company's 1997 acquisition of Cintronix, Inc., whose business is primarily equipment sales, but which sales are also somewhat seasonal. The Company expects that cross marketing among the Company's subsidiaries and divisions will decrease these fluctuations over time. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance of such equipment than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.

RESULTS OF OPERATIONS

         The Company's second quarter revenues increased 53% from $5.4 million for the three months ended June 30, 1997, to $8.2 million for the three months ended June 30, 1998, and increased 40% from $10.7 million to $14.9 million for the six months ended June 30, 1997 and 1998, respectively. The increase in net revenues resulted from sales growth in both maintenance services and equipment sales. Maintenance revenues increased 47% and 43%, respectively, for the three and six months ended June 30, 1998 over comparable periods in the preceding year. The increase in maintenance revenues resulted primarily from expansion of the Company's business. Equipment sales for the three and six months ended June 30, 1998 increased 57% and 37%, respectively, over the comparable periods in 1997. Management intends to increase marketing efforts to promote continued growth in both maintenance services and equipment sales, and anticipates that the marketing staffs of the Company and each of its subsidiaries will continue to cross promote products and services. Maintenance revenues accounted for approximately 42% of the Company's consolidated revenues for the first six months of both 1998 and 1997.

         The Company's cost of sales as a percentage of revenues was 81%and 80%, respectively, for the three and six months ended June 30, 1998 compared to 82% and 77% for the comparable periods in 1997. A decrease in the costs of maintenance services as a percentage of maintenance service income was offset by a decrease in the profit margins on equipment sales. The decreased costs of maintenance services resulted primarily from the elimination of duplicate resources in the integration of the Company's subsidiaries and divisions as well as a decrease in the need for emergency replacement parts and decreased reliance on subcontracted services. Subcontractor costs could continue to decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts involving more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales dropped primarily due to the mix of equipment sold. As personal computer and mid-range network computer sales increase, the normally lower margin on these sales will offset the higher margins on mainframe computer sales, and decrease the overall profit percentages.

         Selling, general and administrative expenses as a percentage of net revenues were 20% for the second quarters of both 1998 and 1997, and 21% and 22%, respectively, for the first six months of 1998 and 1997. The decrease in the percentage is primarily due to the larger base of the increased sales . The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. The selling, general and administrative expenses increased 53% to $1.6 million for the second quarter of 1998 compared to $1.1 million for the same period of 1997, and increased 43% to $3.2 million for the first six months of 1998 compared to the first six months of 1997's expenses of $2.4 million. The increase is primarily attributable to hiring additional marketing and office personnel to support the increased revenue base, as well as the administrative costs of integrating the three companies acquired in 1997.

         The Company's operating loss of $81,074 for the second quarter of 1998 decreased 40% from an operating loss of $137,913 for the second quarter of 1997. The six-month loss of $278,246 represents a 450% decrease in profits from the first six months of 1997's operating profits of $79,517. The decrease in operating loss for the quarter was largely attributable to the decrease of costs on maintenance contracts, and the decrease of profits for the six months are primarily a result of inefficiencies that are still in the process of being eliminated from the integration of the combined operations of each of the Company's newly acquired businesses.

         Net interest decreased 298% and 186%, respectively, to a net expense for the second quarter and first six months of 1998 of $30,874 and $43,627 compared to net interest income of $15, 565 and $50,618 for the same periods of 1997, This is primarily a result of the decrease in investment earnings as the remaining proceeds of the Company's 1995 initial public offering were utilized for the 1997 acquisitions. The Company expects that net interest expense will continue to increase until the Company starts generating additional cash from operations.

         Net income decreased 8% and 360%, respectively, to a loss of $81,704 for the second quarter and $208,252 for the first six months of 1998, from a loss of $75,148 and a profit of $79,935 for the same periods of the prior year. This was primarily a result of the high costs of sales, the increased selling and administrative costs and the inefficiencies prior to the integration of the acquired businesses. The Company expects that its continued cross marketing efforts, as well as cost-cutting efforts to reduce duplication of expenses, will improve its performance in the future.




LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash, was $164,312 at June 30,1998 compared to $193,056 at December 31, 1997. Cash flows used in operations for the first six months of 1998 totaled $812,058, resulting primarily from operations and by growth in accounts receivable due to the growth in sales and an increase in the parts and supply inventories necessary to support service contracts on newer technologies. The ratio of current assets to current liabilities decreased to 1.4:1 from 1.8:1 at December 31, 1997. The decrease in the current ratio was due chiefly to the use of Company cash to fund operations while the integration of the Company's divisions and subsidiaries continued.

         The Company has a $2.5 million revolving line of credit with Crestar Bank, which will expire in March, 1999. This line was acquired to replace the separate lines held by the Company and Cintronix, Inc. At June 30, 1998, the balance owed on this line of credit was $2,172,459.

         The Company's principal commitments at June 30, 1998 consisted of obligations under operating leases for facilities.

         The Company believes that its existing cash, as supplemented by expected cash flow from operations and existing credit facility, is sufficient to satisfy its working capital needs.

Year 2000 Issues


         Year 2000 Compliance means the ability of software and other processing capabilities to interpret and manipulate correctly all date data that includes up to and through the Year 2000, including leap years. The Company principally sells and services computer hardware and, to date, has not been confronted with Year 2000 issues in providing such services. Further, the Company has surveyed all of its internal business systems and software applications and determined that they are Year 2000 compliant. Consequently, the Company does not expect its business to be adversely affected in any material respect because of Year 2000 issues.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The regular annual meeting of stockholders of the Company was held in Gaithersburg, Maryland on July 27, 1998 for the purposes of electing the board of directors.

         (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

         The stockholders approved the election of the following persons as directors of the Company:

                  Name                           For              Against

                  Herbert H. Derian          3,672,038                 65,700
                  William F. Pershin         3,672,038                 65,700
                  Donald C. Weymer           3,672,038                 65,700
                  David A. Chappell          3,672,038                 65,700


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

27.          Financial Data Schedule.

**       Previously filed as noted.


(b)       Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CSI Computer Specialists, Inc.

August 10, 1998                            By:   /s/ James D. Boccabella
Date                                           James D. Boccabella, CPA
                                               Chief Financial Officer