Form 10QSB
period 1998-09-30
CSI COMPUTER SPECIALISTS INC
filed 1998-11-16
CIK 923141

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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
Yes    X    No
     ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                        Outstanding
Common Stock, par value $0.001 per share     4,029,714 shares at August 10,1998


Transitional Small Business Disclosure Format (check one);
Yes       No X
    ---     ---

                          CSI Computer Specialists Inc.

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                         PAGE
PART I.       FINANCIAL INFORMATION


Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30,
             1998 (unaudited) and December 31, 1997                         3

             Consolidated Statements of Operations for the three
             months ended September 30, 1998 and 1997 (unaudited)           4

             Consolidated Statements of Operations for the nine
             months ended September 30, 1998 and 1997 (unaudited)           5

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1998 and 1997 (unaudited)           6

             Notes to Consolidated Financial Statements                     7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             11

Item 2.      Changes in Securities and Use of Proceeds                     11

Item 3.      Defaults Upon Senior Securities                               11

Item 4.      Submission of Matters to a Vote of Security Holders           11

Item 5.      Other Information                                             11

Item 6.      Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                 14

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                September 30,     December 31,
                                                   1998              1997
                                              ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   177,544       $  193,056
  Accounts receivable                                4,680,601        3,647,857
  Net investment in sales-type leases - current        153,086          215,618
  Inventory for resale                                 408,489          384,241
  Parts and supplies                                 1,295,188        1,033,068
  Prepaid income taxes                                 588,006          323,544
  Prepaid expenses                                     186,951          173,031
                                              ----------------  ---------------
     Total current assets                            7,489,865        5,970,415
                                              ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,848,277        1,702,375
     Less accumulated depreciation                   1,117,312          933,686
                                              ----------------  ---------------
                                                       730,965          768,689
                                              ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)         2,291,365        2,396,365
  Net investment in sales-type leases - non-current     77,724           77,271
  Cash - restricted                                    438,231          416,897
  Other assets                                          96,403           96,573
                                              ----------------  ---------------
                                                     2,903,723        2,987,106
                                              ----------------  ---------------
                                                  $ 11,124,553      $ 9,726,210
                                              ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   2,377,828        1,764,012
  Accrued expenses                                     137,992          146,088
  Revolving line of credit                           2,456,168        1,146,839
  Current maturities of long term debt                   3,237           11,401
  Deferred income taxes payable                        207,623          182,835
                                              ----------------  ---------------
     Total current liabilities                       5,182,848        3,251,175
                                              ----------------  ---------------

LONG-TERM DEBT, less current maturities                  9,990            8,445
                                              ----------------  ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
    shares of $.001 par value                         $      -          $     -
  Common stock - authorized, 25,000,000 shares
    of $.001 par value; issued and outstanding,
    4,029,212 shares                                     4,030            3,966
  Common stock - $0.001 par value, stock
    subscribed and unissued - 75,000 shares                  -               75
  Paid-in capital                                    5,517,125        5,627,114
  Retained earnings                                    410,560          835,435
                                              ----------------  ---------------
     Total stockholders' equity                      5,931,715        6,466,590
                                              ----------------  ---------------
                                                  $ 11,124,553      $ 9,726,210
                                              ================  ===============

            See accompanying notes to condensed financial statements

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                       September 30,
                                                  1998                1997
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  3,332,493        $  2,772,454
  Parts and equipment sales                       4,566,507           4,038,121
                                           -----------------   -----------------
                                               $  7,899,000        $  6,810,575

Costs and expenses
  Cost of maintenance services                    2,592,491           2,168,076
  Cost of parts and equipment sales               4,118,665           3,582,424
  Selling, general and administrative             1,504,141           1,403,899
                                           -----------------   -----------------
                                                  8,215,297           7,154,399
                                           -----------------   -----------------

     Operating (loss)                              (316,297)           (343,824)


Other deductions
  Net interest income (expense)                     (18,515)             10,091
                                           -----------------   -----------------

     Loss before benefit for income taxes          (334,812)           (333,733)

(Benefit) Provision for income taxes
  Current                                          (118,189)           (128,800)
  Deferred                                               -0-                -0-
                                           -----------------   -----------------
                                                   (118,189)           (128,800)


     NET LOSS                                   $  (216,623)        $  (204,933)
                                           =================   =================

 Per share amounts
  Net earnings per share                         $    (0.05)         $    (0.05)
                                           =================   =================

Weighted average number of shares
   Outstanding                                    4,029,212           3,966,226
                                           =================   =================


            See accompanying notes to condensed financial statements

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  1998                1997
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  9,666,404        $  7,212,855
  Parts and equipment sales                      13,141,110          10,277,446
                                           -----------------   -----------------
                                               $ 22,807,514      $   17,490,301

Costs and expenses
  Cost of maintenance services                    7,081,107           5,185,848
  Cost of parts and equipment sales              11,607,089           8,766,103
  Selling, general and administrative             4,713,861           3,802,657
                                           -----------------   -----------------
                                                 23,402,057          17,754,608
                                           -----------------   -----------------

     Operating  (loss) profit                      (594,543)           (264,307)


Other deductions
  Net interest (expense) income                     (62,142)             60,709
                                           -----------------   -----------------

     (Loss) Earnings before income taxes          (656,685)           (203,598)

(Benefit) Provision for income taxes
  Current                                         (256,598)            (78,600)
  Deferred                                          24,788                 -0-
                                           -----------------   -----------------
                                                  (231,810)            (78,600)


     NET (LOSS) EARNINGS                       $  (424,875)        $  (124,998)
                                           =================   =================

 Per share amounts
  Net earnings per share                         $    (0.11)         $    (0.03)
                                           =================   =================

Weighted average number of shares
   outstanding
                                                  4,029,212           3,966,226
                                           =================   =================



            See accompanying notes to condensed financial statements

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                       1998            1997
                                                 ---------------  --------------

Net cash flows from operating activities            $(1,062,320)    $(1,441,182)
                                                 ---------------  --------------

Cash flows used in investing activities
  Net cash transferred - acquisition of subsidiary            -          13,907
  Payment of subsidiary acquisition costs                     -      (1,965,411)
  Cash - restricted                                           -        (400,000)
  Acquisition of property and equipment                (145,902)       (153,060)
                                                 ---------------  --------------
     Net cash used in investing activities             (145,902)     (2,504,564)
                                                 ---------------  --------------

Cash flows used in financing activities
  Payments on long-term debts                            (6,619)         (7,434)
  Acquisition of treasury stock                        (110,000)              -
  Increase in revolving line of credit                1,309,329         155,839
                                                 ---------------  --------------
     Net cash used in financing activities            1,192,710         148,405
                                                 ---------------  --------------

NET (DECREASE) IN CASH                                  (15,512)     (3,797,341)

Cash at beginning of period                             193,056       3,915,578
                                                 ---------------  --------------
Cash at end of period                                 $ 177,544       $ 118,237
                                                 ===============  ==============



Supplemental disclosure of cash flow information

  Cash paid through September 30, 1998 and 1997 for:
     Interest                                           137,170           6,866
     Income taxes                                         7,834           7,460


            See accompanying notes to condensed financial statements

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1997.

         The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

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

RESULTS OF OPERATIONS

         The Company's third quarter revenues increased 16% from $6.8 million for the three months ended September 30, 1997, to $7.9 million for the three months ended September 30, 1998, and increased 30% from $17.5 million to $22.8 million for the nine months ended September 30, 1997 and 1998, respectively. The increase in net revenues resulted from sales growth in both maintenance services and equipment sales. Maintenance revenues increased 20% and 34%, respectively, for the three and nine months ended September 30, 1998 over comparable periods in the preceding year. The increase in maintenance revenues resulted primarily from expansion of the Company's business. Equipment sales for the three and nine months ended September 30, 1998 increased 13% and 28%, respectively, over the comparable periods in 1997. Management intends to increase marketing efforts to promote continued growth in both maintenance services and equipment sales, and anticipates that the marketing staffs of the Company and each of its subsidiaries will continue to cross promote products and services. Maintenance revenues accounted for approximately 42% of the Company's consolidated revenues for the first nine months of both 1998 and 1997.

        The Company's cost of sales as a percentage of revenues was 85% and 82%, respectively, for the three and nine months ended September 30, 1998 compared to 84% and 80% for the comparable periods in 1997. A decrease in the costs of maintenance services as a percentage of maintenance service income was offset by a decrease in the profit margins on equipment sales. The decreased costs of maintenance services resulted primarily from the elimination of duplicate resources in the integration of the Company's subsidiaries and divisions as well as a decrease in the need for emergency replacement parts and decreased reliance on subcontracted services. Subcontractor costs could continue to decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts involving more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales dropped primarily due to the mix of equipment sold. As personal computer and mid-range network computer sales increase, the normally lower margin on these sales will offset the higher margins on mainframe computer sales, and decrease the overall profit percentages.

         Selling, general and administrative expenses as a percentage of net revenues were 19% and 21%, respectively, for the third quarters of 1998 and 1997, and 21% and 22%, respectively, for the first nine months of 1998 and 1997. The decrease in the percentage is primarily due to the larger base of the increased sales . The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. The selling, general and administrative expenses increased 7% to $1.5 million for the third quarter of 1998 compared to $1.4 million for the same period of 1997, and increased 24% to $4.7 million for the first nine months of 1998 compared to the first nine months of 1997's expenses of $3.8 million. The increase is primarily attributable to hiring additional marketing and office personnel to support the increased revenue base, as well as the administrative costs of integrating the three companies acquired in 1997.

         The Company's operating loss of $316,297 for the third quarter of 1998 decreased 8% from an operating loss of $343,824 for the third quarter of 1997. The nine-month loss of $594,543 represents a 125% increase from the first nine months of 1997's operating loss of $264,307. The decrease in operating loss for the quarter was largely attributable to the decrease of costs on maintenance contracts, and the effects of continuing efforts to eliminate inefficiencies from the integration of the combined operations of each of the Company's newly acquired businesses. The increase in operating loss for the first nine months of 1998 as compared with the first nine months of 1997 is primarily attributable to the effect of the above-mentioned inefficiencies acquired with the businesses purchased in the prior year.

         Net interest decreased 283% and 202%, respectively, to a net expense for the third quarter and first nine months of 1998 of $18,515 and $62,142 compared to net interest income of $10,091 and $60,709 for the same periods of 1997, This is primarily a result of the decrease in investment earnings as the remaining proceeds of the Company's 1995 initial public offering were utilized for the 1997 acquisitions. The Company expects that net interest expense will continue to increase until the Company starts generating additional cash from operations.

         Net income decreased 6% and 240%, respectively, to a loss of $216,623 for the third quarter and $424,875 for the first nine months of 1998, from a loss of $204,933 and $124,998 for the same periods of the prior year. This was primarily a result of the higher costs of sales, the increased selling and administrative costs and the inefficiencies prior to the integration of the acquired businesses. The Company expects that its continued cross marketing efforts, as well as cost-cutting efforts to reduce duplication of expenses, will improve its performance in the future.




LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash, was $177,544 at September 30,1998 compared to $193,056 at December 31, 1997. Cash flows used in operations for the first nine months of 1998 totaled $1,062,320, resulting primarily from operations and by growth in accounts receivable due to the growth in sales and an increase in the parts and supply inventories necessary to support service contracts on newer technologies. The ratio of current assets to current liabilities decreased to 1.4:1 from 1.8:1 at December 31, 1997. The decrease in the current ratio was due chiefly to the use of Company cash to fund operations while the integration of the Company's divisions and subsidiaries continued.

         The Company has a $2.5 million revolving line of credit with Crestar Bank, which will expire in March, 1999. This line was acquired to replace the separate lines held by the Company and Cintronix, Inc. At September 30, 1998, the balance owed on this line of credit was $2,456,168.

         The Company's principal commitments at September 30, 1998 consisted of obligations under operating leases for facilities.

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

                                        CSI Computer Specialists, Inc.

November 13, 1998                       By:   /s/ James D. Boccabella
---------------------------             --------------------------------------
Date                                          James D. Boccabella, CPA
                                              Chief Financial Officer