Form 10KSB
period 1998-12-31
CSI COMPUTER SPECIALISTS INC
filed 1999-09-07
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Title of Securities                               Exchanges on which Registered
Common Stock, par value $0.001 per share          OTB Bulletin Board



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

State issuer's revenues for its most recent fiscal year.  $28,954,839


As of July 31, 1999, the aggregate market value of Common Stock outstanding held by non-affiliates of the issuer was $2,786,916 (computed by reference to the average bid and asked price of the Common Stock) and the total number of shares of Common Stock outstanding was 3,715,888.


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

         The  Company  provides  a full  range of  computer  hardware  services, including sales and maintenance of mainframe and mid-range computer equipment and parts, network design and installation, computer upgrades, and installation and de-installation of equipment. The Company provides its services to commercial customers, agencies of federal, state and local governments, and universities, hospitals, and associations in the Mid-Atlantic region of the United States, including West Virginia, Virginia, Maryland, the District of Columbia, New Jersey, New York, Connecticut, Pennsylvania, and in Illinois and California.

         In pursuit of its plans for geographic expansion, the Company opened offices near Philadelphia, Pennsylvania in January, 1995 and in Richmond, Virginia in December, 1995. In addition, as part of the Company's efforts to expand its technological expertise and customer base, the Company completed its acquisition of Capitol Computer Systems, Inc., doing business as CCS Systems, Inc. in December, 1995. CCS Systems, Inc. is a Lanham, Maryland value added reseller specializing in equipment sales and computer hardware maintenance. Furthering its expansion efforts, the Company acquired Cintronix, Inc., which specializes in the sale and servicing of personal computers, in January, 1997, and Advanced Network Systems, which provides network integration service and sales to companies and associations in the Washington, DC metropolitan area, in February, 1997. The Company acquired the assets of Phoenix Service, Inc. in May, 1997. Phoenix Service provides mainframe sales and maintenance services in the Eastern region of the country, as well as outside Chicago, Illinois and San Francisco, California. The Company sold the assets of Cintronix, Inc., on June 30, 1999, pursuant to poor performance as discussed later in this Form 10-K.

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


Equipment Sales

         The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the computer equipment which they purchase from the Company upon delivery. Generally, the Company takes an order for equipment from a customer, contacts its suppliers to ascertain the availability of the equipment, provides the customer with a quoted price for the equipment and executes an agreement upon the customer's acceptance of the terms. The Company does not, therefore, maintain a large inventory of computer equipment, particularly mid-range and personal computer equipment, which is readily available. Revenues from the sale of computer equipment have steadily increased during recent years, with the largest increase resulting from the sale of mid-range and personal computer equipment. The acquisition of Cintronix, Inc. in 1997 significantly increased revenues from the sale of mid-range and personal computer equipment, and the Company intends to continue to expand this area of its business during the next few years. But affecting the expansion of sales in this area are the increase in competition, especially from the manufacturers, and changes in the buying patterns of the federal government.


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


Principal Suppliers and Subcontractors

         The Company acquires from IBM a significant part of the equipment and parts which it uses in connection with providing maintenance services. The Company also relies on IBM to provide subcontracting services. Acquisitions of parts and equipment for resale, especially personal computer and network equipment, are purchased from a variety of suppliers, including Ingram Micro, Pinacor, Merisel and Tech Data. The Company also subscribes to a service called "CDLANET," which provides the Company with access to an "on-line" nationwide database of equipment offered for sale by various vendors and distributors. The Company frequently acquires equipment from various vendors identified using this service. Due to the significant number of comparable vendors of these products, the Company does not feel that the loss of any one supplier would have a material adverse effect on the Company's business.


Customers

         Historically, most of the Company's direct revenues are derived from services performed through maintenance agreements. However, with the acquisition of Cintronix, Inc., equipment and parts sales accounted a larger part of the Company's combined revenues. The percentage of commercial customers serviced by the Company pursuant to maintenance agreements for the fiscal years ended December 31, 1998 and 1997 equaled approximately 82% and 79%, respectively, of all customers serviced by the Company pursuant to maintenance agreements.
Federal government agencies serviced pursuant to maintenance agreements accounted for approximately 18% and 21%, respectively, of the Company's customers for the fiscal years ended December 31, 1998 and 1997. Revenues derived from time and materials agreements approximated 5% and 7%, respectively, of the Company's gross revenues for the fiscal years ended December 31, 1998 and 1997. Revenues generated by parts and equipment sales, represented approximately 55% and 58%, respectively, of gross revenues for the fiscal years ended December 31, 1998 and 1997.

         The Company's customers generally have been loyal. It has been the Company's experience that most of its maintenance agreements are renewed. Currently, no one customer represents more than 7% of the total revenues of the Company. The Company's commercial customers include American Management Systems, Inc., Lockheed Martin, Northrop Grumman, IBM, Interactive Systems, Inc. ("ISI"), ACS, Amdahl, Blue Cross/Blue Shield of Washington, INOVA Health System and Medlantic Health Care System, Inc.


Business Strategy

         The objectives of the Company are, through the provision of currently offered and new services, to increase its customer base and to also increase equipment sales. Management believes that increasing the Company's customer base can be achieved by the cross marketing of products and services between the Company and its acquired subsidiaries and divisions, as well as the expansion of sales and servicing of additional mainframe and mid-range computers. The Company can also realize these objectives by expanding its business to provide sales and service outside of the Mid-Atlantic region into other geographical locations. Management also believes that it can continue to increase its sales of parts and equipment as a result of the Company's designation as a "Value Added Reseller" of computer equipment produced by various manufacturers, and through the provision of network design and integration services to new and existing customers. Designation as a "Value Added Reseller" enables the Company to acquire computer equipment directly from manufacturers at discounts based upon the volume of its purchases. The acquisition of Cintronix, Inc., resulted in increased parts and equipment sales. Changes in the mid-range computer parts and equipment sales are expected in the future as competition increases and as profit margins decrease, and the Company sold certain assets of Cintronix, Inc., in June, 1999, in response to these changes.


Acquisitions

         The Company's long-term plan has been to pursue its growth and acquisition strategy on both a national and regional level. The Company implemented this plan on a national level in 1997when it acquired the assets of Phoenix Service, Inc., which gives the Company the ability to develop business in major population areas in California and Illinois where it had not previously been represented. Management had hoped that the acquisitions of Cintronix, Inc. and Advanced Network Systems in early 1997 would further the Company's goal of developing regional clusters of sales and service representatives to improve customer service and to gain greater market penetration, but the expected integration of these acquisitions and the projected increase in marketing and decrease in costs due to economies of scale failed to materialize in 1998. Only the Phoenix Service division of the Company provided significant expansion in growing the customer base profitably. The disappointing performance of these acquisitions caused the Company to take a one-time charge of approximately $1.7 million to write down the carrying value of these companies due to the impairment of the related assets, primarily goodwill. In addition, the Company sold certain of the assets of Cintronix, Inc. in June, 1999, in response to the poor performance, and in an effort to stem the losses generated by changes in the personal computer equipment and sales market. The Company now plans to focus its efforts on the core business of mainframe computer maintenance and sales, and to take advantage of opportunities for expanding national accounts in this segment of operations. The Company does not presently anticipate any further acquisitions until it has sufficiently recovered from the disappointing performance in 1998 of the acquired companies and the overall effect on the combined operations of the Company, and its plans to accomplish this include more aggressive integration of the companies into the parent's operations.

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



Item 2.  Description of Property

                  The  Company's   headquarters  are  located  in  Gaithersburg,
Maryland (the "Gaithersburg facility"). In addition to the Gaithersburg facility, the Company maintains its National Support Center in Beltsville, Maryland (the "Beltsville facility"); sales and marketing offices in Towson, Maryland ("the Towson facility"), Fairfield, New Jersey (the "Fairfield facility"), and Addison, Illinois (the "Addison facility"); and office and warehouse space in Moorestown, New Jersey (the "Moorestown facility"), Sunnyvale, California (the "Sunnyvale facility") and Richmond, Virginia (the "Virginia facility"). In addition, CCS Systems, Inc., a wholly-owned subsidiary of the Company, maintains its offices and service facilities in the Company's Gaithersburg and Beltsville facilities, and Cintronix, Inc., the other wholly-owned subsidiary of the Company, maintains its offices in Annapolis, Maryland (the "Annapolis facility").

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

         The Fairfield facility is used by marketing personnel of the Company. The lease is for a five year period and expires in September, 2003. The monthly rental payment for such space is $2,600.

         The Addison facility is used by marketing personnel of the Company and includes some warehouse space. The lease is for a five-year period and expires in February, 2001. The monthly rental payment for such space is $2,604.

         The Moorestown facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire in February, 2004. The Moorestown facility consists of approximately 19,200 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in its service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $10,160 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "CSIS". The following table sets forth the range of high and low trade price information for the periods indicated:

1st Quarter 1997           High     2 5/8   Low      1 3/16
2nd Quarter 1997           High     2 5/8    Low     1 13/16
3rd Quarter 1997           High     1 15/16 Low      1
4th Quarter 1997           High     1 9/16  Low      25/32
1st Quarter 1998           High     1 1/2   Low      3/4
2nd Quarter 1998           High     1 1/16   Low     9/16
3rd Quarter 1998           High     1       Low      13/32
4th Quarter 1998           High     1       Low      21/64
1st Quarter 1999           High     3/4     Low      1/2
2nd Quarter 1999           High     7/8     Low      7/16


As of June 13, 1998, the Company's Common Stock was held by approximately 40 holders of record. As of June 1, 1997, the Company's Common Stock was held by approximately 35 holders of record and approximately 732 beneficial holders. The Company believes that it continues to have in excess of 700 beneficial holders. The Company has never declared or paid a cash dividend and has no present plan to do so in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company, and such other factors as the Board of Directors of the Company may deem relevant.

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

         The sale of computer equipment accounts expanded rapidly in 1997 and leveled out in 1998, but, due to increased competition, decreases in profit margins and changes in purchasers' buying patterns, revenues therefrom are likely to show some fluctuation from period to period. Cross marketing among the Company's subsidiaries and divisions should decrease these fluctuations over time. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.


RESULTS OF OPERATIONS

         Revenues for the fiscal year ended December 31, 1998 increased by 20% to $28,954,839 compared to revenues of $24,185,609 for the fiscal year ended December 31, 1997. This increase in annual net revenues resulted from sales growth in both maintenance services and equipment sales. Maintenance revenues increased principally due to growth in the Company's book of fixed fee agreements, both in number and dollar amount of the agreements. Maintenance revenues for 1998 increased by 28% to $12,965,040 compared to maintenance revenues of $10,111,099 for 1997. Maintenance services accounted for approximately 45% of the Company's revenues for 1998 compared to 42% for 1997. Equipment and parts sales increased 13% to $15,989,799 for 1998 compared with $14,074,510 for 1997, comprising 55% of sales in 1998 and 58% of sales in 1997.

         The Company's cost of sales as a percentage of revenues was 86% in 1998 compared to 82% in 1997. An increase in the costs of maintenance services as a percentage of maintenance service income was combined with an increase in equipment sales on which profit margins percentages are lower. The increased costs of maintenance services resulted primarily from increased costs of emergency replacement parts and increased reliance on subcontracted services. Subcontractor costs could decrease as the necessary expertise is developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Additionally, gross margins in fiscal 1998 have been adversely affected by the costs associated with difficulties encountered in integrating the Company's subsidiaries with parent company operations. The Company expects that the costs of maintenance services as a percentage of maintenance service income to increase in future quarters as the Company expands the mix of hardware that will be maintained under contracts and as the competition based on pricing results in lower margins. The Company expects to partially offset these costs by reducing subcontract expense as the Company develops the additional in-house expertise, and by increasing both the book of fixed fee agreements and the parts and equipment sales.

         Selling, general and administrative expenses as a percentage of net revenues were 23% and 22%, respectively, for 1998 and 1997. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. The selling, general and administrative expenses increased 25% to $6,655,829 for 1998 compared to $5,331,448 for 1997. The increase in amount and the percentage is primarily attributable to charges for uncollectible debts, increases in utility and occupancy charges for new facilities, and increases in professional fees, as well as costs attributable to trying to integrate the subsidiaries' operations with the parent company.

         The Company took a one-time charge to operations of approximately $1.7 million in writing off the goodwill attributable to several of the acquisitions the Company made in 1995 and 1997. This charge was taken because the expected cash flows from these operations were less than the carrying value of the investment in these companies. The Company has taken steps to recover the expected earning capacity that existed at the time that the acquisitions took place, primarily by changes in management and consolidation of certain of the companies with the parent company operations.

         The Company's operating loss for the fiscal year ended December 31, 1998 increased to a loss of $4,248,134 compared to a loss of $919,378 for 1997. The increase in operating loss was primarily attributable to the overall increase in costs of sales compared to the increase in revenues, increase in selling and administrative costs related to building up sales staff and integrating the combined operations of each of the newly acquired businesses and certain increased charges, and finally by the one-time charge for decreasing the carrying value of certain of the subsidiaries.

         Net interest expense increased to net interest expense of $82,470, compared to net interest income of $39,317 for 1997, primarily as a result of the decrease in investment earnings as the remaining proceeds of the Company's 1995 initial public offering were utilized for the 1997 acquisitions and the Company made more use of its revolving line of credit to provide working capital. The Company expects that net interest expense will continue to increase until the Company starts generating additional cash from operations.

         Net loss increased to a loss of $3,986,475 for 1998 from a loss of $569,440 for the prior year, primarily as a result of the higher costs of sales, the increase in selling and administrative costs and the integration of the acquired companies, and the one-time charge for the writedown of the carrying value of several of the Company's acquisitions. The Company expects that its cross marketing efforts, as well as cost-cutting efforts to reduce duplication of administrative expenses, and the steps taken to effect control over the operations of several of the subsidiaries will improve its performance in the future.

         The Company's results of operations have been adversely affected in the last year by increased competition in the computer market, as well as management time and expenses associated with integrating the Company's acquisitions. Management is now focused on the expansion of the core business of the Company, primarily maintenance services, and taking advantage of what are perceived to be favorable conditions for expansion in this industry.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $410,848 at December 31, 1998, compared to $2,719,240 at December 31, 1997. Cash flows used in operations for 1998 totaled $962,596, resulting primarily from operations and by an increase in accounts receivable and the parts and supply inventories necessary to support service contracts on newer technologies, and partially offset by an increase in accounts payable and accrued expenses. The ratio of current assets to current liabilities decreased to 1.1:1 from 1.8:1 at December 31, 1997. The decrease in the current ratio was due chiefly to the use of the Company's line of credit to fund operating losses.

         The Company has a $2,500,000 revolving line of credit with Crestar Bank which expired in October, 1998 and continued under a forbearance agreement until May, 1999, until the financial operations of the Company could be reevaluated by the bank. The bank has since rejected extending this line for another year, but has extended the line until August, 31, 1999, or until the Company has acquired alternative financing. At December 31, 1998, the balance owed on this line of credit was $2,308,656.

         The Company's principal commitments at December 31, 1998 consisted of obligations under operating leases for facilities.

         The Company believes that its existing cash , as supplemented by expected cash flow from operations and existing credit facilities, will be sufficient to satisfy its currently anticipated working capital needs. Management acknowledges that failure to renew the line of credit with Crestar Bank could significantly affect the ability of the Company to meet short-term working capital requirements, and is exploring other options to provide alternative financing.

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

Item 7.  Financial Statements and Supplementary Data


                CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                                     INDEX



                                                                      Page

Reports of Independent Auditors .............................    F-2........F-3

Consolidated Balance Sheet as of December 31, 1998 ..........    F-4........F-5

Consolidated Statements of Operations for the years ended
December 31, 1998 and 1997...................................    F-6

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998 and 1997...................................    F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and 1997...................................    F-8........F-9

Notes to Consolidated Financial Statements ..................    F-10.......F-20







                             . . . . . . . . . . . .

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CSI Computer Specialists, Inc.



                  We have audited the accompanying consolidated balance sheet of CSI Computer Specialists, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSI Computer Specialists, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







GOLDSTEIN GOLUB KESSLER LLP


New York, New York
May 28, 1999, except for the fourth paragraph of Note 12, as to which the date is June 30, 1999

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CSI Computer Specialists, Inc.
   Rockville, Maryland



                  We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of CSI Computer Specialists, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of CSI Computer Specialists, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.







                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.

Cranford, New Jersey
April 8, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation in this annual report on Form 10-KSB of our report dated April 8, 1998, on our audit of the consolidated financial statements of CSI Computer Specialists, Inc. and its subsidiaries as of December 31, 1997 and for the two years in the period ended December 31, 1997.




                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.

Cranford, New Jersey
August 31, 1999

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998




Assets:
Current Assets:
   Cash                                                        $        49,035
   Accounts Receivable                                               3,483,934
   Accounts Receivable - Related Party                                 138,500
   Net Investment in Sales Type Leases - Current                       118,502
   Resale Inventory                                                    513,179
   Parts and Supplies                                                  926,044
   Prepaid Income Taxes                                                343,662
   Prepaid Expenses                                                    104,427
   Miscellaneous Receivables                                            25,198
                                                               ---------------

   Total Current Assets                                              5,702,481

Property and Equipment:
   Vehicles                                                            122,787
   Furniture and Fixtures                                              284,434
   Equipment                                                         1,286,318
   Leasehold Improvements                                              143,193
                                                               ---------------

   Totals - At Cost                                                  1,836,732
   Less:  Accumulated Depreciation                                   1,131,490

   Property and Equipment - Net                                        705,242
                                                               ---------------

Other Assets:
   Cash - Restricted                                                   443,846
   Goodwill                                                            500,890
   Deferred Tax Asset (net of valuation allowance of $300,000)         145,000
   Net Investment in Sales-Type Leases - Noncurrent                     72,360
   Other Assets                                                         96,403
                                                               ---------------

   Total Other Assets                                                1,258,499

   Total Assets                                                $     7,666,222
                                                               ===============



The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998




Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                              $    2,713,031
   Accrued Expenses                                                     262,246
   Bank Revolving Lines of Credit                                     2,308,656
   Current Maturities of Long-Term Debt                                   7,700
                                                                 --------------

   Total Current Liabilities                                          5,291,633

Long-Term Debt - Net of Current Maturities                                4,474
                                                                 --------------

   Total Liabilities                                                  5,296,107

Commitments                                                                  --

Redeemable Common Stock - 313,726 shares                                400,000
                                                                 --------------

Stockholders' Equity:
   Preferred Stock - Authorized, 10,000,000 Shares of $.001 Par Value;
     Issued, None                                                            --

   Common Stock - Authorized, 25,000,000 Shares of $.001 Par Value;
     Issued and Outstanding, 3,715,888 Shares                             3,716

   Paid-in Capital                                                    5,117,439

   Accumulated Deficit                                               (3,151,040)

   Total Stockholders' Equity                                         1,970,115

   Total Liabilities and Stockholders' Equity                    $    7,666,222
                                                                 ==============



The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years ended
                                                            December 31,
                                                     1 9 9 8          1 9 9 7

Revenues                                           $28,954,839      $24,185,609
                                                   -----------      -----------

Costs and Expenses:
   Cost of Sales                                    24,825,990       19,773,539
   Selling, General and Administrative               6,655,829        5,331,448
   Asset Impairment                                  1,721,154               --
                                                   -----------      -----------

   Total Costs and Expenses                         33,202,973       25,104,987
                                                   -----------      -----------

   Operating [Loss]                                 (4,248,134)        (919,378)
                                                   -----------      -----------

Other Income [Expense]:
   Interest Income                                     104,082          114,318
   Interest Expense                                   (186,552)         (75,001)
                                                   -----------      -----------

   Total Other Income [Expense]                        (82,470)          39,317
                                                   -----------      -----------

   [Loss] Before Benefit for Income Taxes           (4,330,604)        (880,061)
                                                   -----------      -----------

[Benefit] for Income Taxes:
   Current                                             (16,294)        (225,558)
   Deferred                                           (327,835)         (85,063)
                                                   -----------      -----------

   Total [Benefit] for Income Taxes                   (344,129)        (310,621)
                                                   -----------      -----------

   Net [Loss]                                     $ (3,986,475)    $   (569,440)
                                                  ============     ============

   Net [Loss] Per Share                           $      (0.99)    $      (0.14)
                                                  ============     ============

   Weighted Average Number of Shares Outstanding     4,029,614        3,966,126
                                                   ===========     ============



The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common Stock          Paid-in
                                  Shares      Amount       Capital

Balance - December 31, 1996     3,727,500   $  3,727   $   5,227,428

   Issuance Pursuant to Stock
     Purchase Agreement -
     January 10, 1997             313,626        314         399,686

   Net [Loss]                          --         --              --
                               ----------   --------    ------------

Balance - December 31, 1997     4,041,126      4,041       5,627,114

   Issuance Pursuant to Stock
     Purchase Agreement -
     December 28, 1995             75,000         75             (75)

   Redemption of Stock            (86,512)       (86)       (109,914)

   Reclassification of
   Redeemable Common Stock       (313,726)      (314)       (399,686)

   Net [Loss]                          --         --              --
                                ---------   --------   -------------

Balance - December 31, 1998     3,715,888   $  3,716   $   5,117,439
                               ==========   ========   =============




The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Retained
                                                  Earnings             Total
                                               (Accumulated        Stockholders'
                                                  Deficit)            Equity

Balance - December 31, 1996                   $     1,404,875    $   6,636,030

   Issuance Pursuant to Stock
     Purchase Agreement -
     January 10, 1997                                      --          400,000

   Net [Loss]                                        (569,440)        (569,440)
                                              ---------------   --------------

Balance - December 31, 1997                           835,435        6,466,590

   Issuance Pursuant to Stock
     Purchase Agreement -
     December 28, 1995                                     --               --

   Redemption of Stock                                     --         (110,000)

   Reclassification of
   Redeemable Common Stock                                 --         (400,000)

   Net [Loss]                                      (3,986,475)      (3,986,475)
                                              ---------------    -------------

Balance - December 31, 1998                   $    (3,151,040)   $   1,970,115
                                              ===============    =============




The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Years ended
                                                          December 31,
                                                   1 9 9 8           1 9 9 7
Cash Flows from Operating Activities:
   Net [Loss]                               $     (3,986,475) $      (569,440)
                                            ----------------  ----------------
   Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
     Depreciation and Amortization                    436,389          463,433
     Asset Impairment                               1,721,154               --
     Amortization of Parts and Supplies             1,086,313          727,311
     Provision for Bad Debts                          310,747           42,829
     Deferred Income Taxes                           (327,835)         (85,063)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                           (196,249)        (351,306)
       Resale Inventory                              (128,938)        (214,025)
       Parts and Supplies                            (979,289)        (905,609)
       Prepaid Income Taxes                           (20,118)        (208,126)
       Prepaid Expenses                                68,604          (62,615)
       Miscellaneous Receivables                      (12,246)          (5,970)
       Other Assets                                       170          (15,427)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses        1,065,177           15,137
       Income Taxes Payable                                --          (73,929)
                                             ----------------  ---------------

     Total Adjustments                              3,023,879         (673,360)
                                             ----------------  ---------------

   Net Cash Used in Operating Activities             (962,596)      (1,242,800)
                                             ----------------  ---------------

Cash Flows from Investing Activities:
   Net Cash Transferred - Acquisition of Subsidiaries      --           13,907
   Cash - Restricted                                  (26,949)        (400,000)
   Payment of Acquisition Costs                            --       (1,968,549)
   Acquisition of Property and Equipment             (198,621)        (549,168)
                                             ----------------   --------------

   Net Cash Used in Investing Activities             (225,570)      (2,903,810)
                                             ----------------   --------------

Cash Flows from Financing Activities:
   Payments on Long-Term Debt                          (7,672)          (9,751)
   Redemption of Common Stock                        (110,000)              --
   Net Proceeds from Revolving Line of Credit       1,161,817          433,839
                                             ----------------   --------------

   Net Cash Provided by Financing Activities        1,044,145          424,088
                                             ----------------  ---------------

   Net [Decrease] in Cash and Cash Equivalents       (144,021)      (3,722,522)

Cash and Cash Equivalents - Beginning of Years        193,056        3,915,578
                                             ----------------  ---------------

   Cash and Cash Equivalents - End of Years  $         49,035  $       193,056
                                             ================  ===============


The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Years ended
                                                             December 31,
                                                     1 9 9 8           1 9 9 7
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                 $        174,752  $        72,383
     Income Taxes                             $         10,394  $        14,300

Supplemental Disclosure of Noncash Investing and Financing Activities:
On January 10, 1997, the Company purchased all of the issued and outstanding shares of Cintronix, Inc. for a total purchase price of $1,300,000. On this date, $900,000 was paid, and the remaining $400,000 was paid on January 10, 1997 with 313,726 shares of the Company's common stock, calculated using the then closing bid price of the common stock.





The accompanying notes and independent auditors' reports should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Corporate Organization and Principles of Consolidation

The consolidated financial statements include the accounts of CSI Computer Specialists, Inc. and its wholly owned subsidiaries, Capitol Computer Services,
Inc.  D/B/A CCS Systems,  Inc.,  and  Cintronix,  Inc. [the  "Company"].    All
intercompany  balances and transactions have been eliminated.

CSI Computer Specialists, Inc., a Delaware corporation, is the successor to Computer Specialists, Inc., a Maryland corporation ["CSI-Maryland"], which was incorporated in 1988. The Company was organized by CSI-Maryland to enable CSI-Maryland to merge with and into the Company in March 1994 in order to effectuate a reincorporation in the State of Delaware.

The Company, which operates primarily from Maryland, provides computer hardware services, which primarily consist of maintenance and repair along with installation and de-installation of equipment, and sales of parts and equipment to governmental and commercial entities in the Mid-Atlantic region of the United States. The Company provides its services to customers primarily pursuant to maintenance agreements for terms of one to three years.

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

Depreciation for the years ended December 31, 1998 and 1997 was $262,068 and $300,502, respectively.

Expenditures for normal repairs and maintenance are charged against income as incurred.

Net Investment in Sales-Type Leases - The Company's leasing operations consist principally of the leasing of computer equipment to existing monthly maintenance customers. The leases are for terms of two to three years and are cancelable at any time by the lessee. If the lease goes to term, ownership of the equipment passes to the lessee. The Company's leasing operations consist principally of leasing computer equipment under sales-type leases expiring in various years through 2001.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[2] Summary of Significant Accounting Policies [Continued]

Minimum lease payments to be received as of December 31, 1998 are:

 Year ended
December 31,
   1999                                           $   186,140
   2000                                                87,968
   2001                                                31,057
         ----------------------------------------------------

   Total                                              305,165
   Less: Interest Portion                            (114,303)

     Total                                     $      190,862
     -----                                     ==============

   Current                                     $      118,502
   Noncurrent                                  $       72,360

Income Taxes - The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. In 1997, the Company elected to change its method of reporting income for tax purposes to the accrual method. Temporary differences between financial reporting and tax reporting existing as of January 1, 1996 are being recognized over the next five-year period [see Note 8].

Goodwill Policy - Amortization is provided on a straight-line basis over fifteen years. Goodwill of $568,797 represents the excess of cost over the fair value of net assets acquired. Accumulated amortization at December 31, 1998 was approximately $68,000.

Impairment - Management evaluates the period of amortization of intangible assets to determine whether events and circumstances warrant revised estimates of useful lives. Additionally, management reviews long-lived assets including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Concurrent with management's annual planning process, it was determined that at December 31, 1998 the estimated future cash flows were below the carrying value of the Company's goodwill. Accordingly, the Company adjusted the carrying value of goodwill to the estimated value of approximately $500,000 resulting in a noncash impairment loss of approximately $1,721,000 ($0.43 per share) for the year ended December 31, 1998.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes and applies the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for accounting purposes.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $50,841 and $31,339 for the years ended December 31, 1998 and 1997, respectively.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings Per Share - Earnings per share are calculated by dividing net earnings by the weighted average common shares outstanding. Options and warrants did not result in dilution for the years ended December 31, 1998 and 1997.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations and, effective October 31, 1998, the Company's line of credit expired. The lender has decided not to renew the line of credit with the Company (see Note 5) and the Company is currently using the line to fund its operations until it can secure a new source of financing. There is no assurance that the Company will be able to secure a new source of financing, but its management is aggressively exploring a number of alternatives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

[3] Accounts Receivable

Accounts receivable at December 31, 1998 consist of:

Receivables Under U. S. Government Contracts and Subcontracts: $      1,190,860
Commercial and Other Receivables                                      2,939,772
                                                               ----------------

Total                                                                 4,130,632
Less:  Allowance for Doubtful Receivables                               483,000

   Total                                                       $      3,647,632
   -----                                                       ================

[4] Notes Payable

The Company has a note payable to General Motors Acceptance Corp. with an interest rate of 9% and maturity date of January 11, 1999. The note payable was used to finance the purchase of a vehicle. The Company also has a note payable through its subsidiary, Cintronix, Inc. to First Union Bank with an interest rate of 8.5% and a maturity date of November 2000. This note payable was also used to finance the purchase of a vehicle.

                                                                 December 31,
                                                                    1 9 9 8

Notes Payable                                                 $          12,174
Less: Current Maturities                                                  7,700
                                                              -----------------

   Long-Term Debt                                             $           4,474
   --------------                                             =================

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[4] Notes Payable [Continued]

Maturities of long-term debt at December 31, 1998 is as follows:

1999 $                                                                    7,700
2000                                                                      4,474
                                                              -----------------

   Total                                                      $          12,174
   -----                                                      =================

[5] Revolving Lines of Credit

The Company arranged for a bank line of credit with a maximum amount of $2,500,000. The line bears interest at the rate of 0.25% over prime. The prime rate at December 31, 1998 was 7.75%. The line is secured by substantially all of the Company's assets. The Company is required to maintain certain ratios and $4,400,000 in tangible net worth. The Company was not in compliance with the ratios and tangible net worth requirements at December 31, 1998, and is currently in a workout arrangement with the lender. The balance due on the line of credit at December 31, 1998 was $2,308,656. The line of credit expired on October 31, 1998 and the lender has decided not to renew the line of credit with the Company. The Company is using the line to fund its operations until a new source of financing can be obtained.

[6] Fair Value of Financial Instruments

Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable are estimated to approximate fair value because of the short maturities of those instruments.

[7] Commitments

The Company leases facilities and vehicles under operating leases which expire at various dates through 2007. Facility lease agreements provide for rent increases based on changes in the Consumer Price Index and adjustments for a proportionate share of real estate taxes and operating expenses.

Minimum rental commitments under all noncancelable operating leases with a remaining term in excess of one year are as follows:

Year Amount

1999                                                            $       691,134
2000                                                                    617,781
2001                                                                    534,079
2002                                                                    488,421
2003                                                                    333,530
Thereafter                                                              671,856
                                                                ---------------

   Total                                                        $     3,336,801
   -----                                                        ===============

Total rent expense for the years ended December 31, 1998 and 1997 approximated $860,100 and $423,400, respectively.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[7] Commitments [Continued]

In April 1995, the Company entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and its President for an initial period through 1999 with automatic renewals for successive one-year periods, unless terminated by the Company or the executive. The agreements provide for initial base compensation aggregating approximately $444,000 subject to annual cost of living increases, as well as a bonus to the Chief Executive Officer equal to 5.5% of the Company's earnings before income taxes. Additional employment agreements were entered into as part of the acquisition of Cintronix, Inc. [See Note 12].

[8] Income Taxes

The component of benefit for income taxes are as follows:

                                                         December 31,
                                                         ------------
                                                    1 9 9 8           1 9 9 7
                                                    -------           -------

Current:
   Federal                                      $     116,385     $   (184,658)
   State                                             (132,679)         (40,900)
                                                -------------     ------------

   Total Current Benefit                              (16,294)        (225,558)
                                                -------------     ------------

Deferred:
   Federal                                           (298,504)         (69,637)
   State                                              (29,331)         (15,426)
                                                 -------------     ------------

   Total Deferred Benefit                            (327,835)         (85,063)
                                                -------------     ------------

     Total                                      $    (344,129)    $   (310,621)
     -----                                      =============     ============


The following table reconciles the U.S. federal income tax rate to the Company's effective tax rate:

                                                    1 9 9 8           1 9 9 7
                                                    -------           -------

U.S. Statutory Rate                                  (34.0)%           (34.0)%

Increases [Decreases] Resulting from:
   State Income Taxes                                 (7.0)%            (7.0)%
   Surtax Exemption                                    5.0 %             5.0 %
   Adjustment for non-deductible goodwill expense     28.0 %             0.0 %
                                                 -----------      ------------

   Totals                                             (8.0)%           (35.0)%
   ------                                        ===========       ===========


The tax effects of temporary differences, loss carryforwards and the valuation allowance that gives rise to deferred tax assets at December 31, 1998 were as follows:

Temporary Difference - Inventory Adjustment                     $       145,000
Net Operating Losses                                                    300,000
Less:  Valuation Allowance                                             (300,000)
                                                                ---------------

   Deferred Tax Asset                                           $       145,000
                                                                ===============

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[8] Income Taxes [Continued]

The Company has approximately $840,000 of loss carryforwards that may be offset against future taxable income. If not used, the carryforward will expire in 2018.

[9] Related Party Transactions

For the years ended December 31, 1998 and 1997, the Company recognized revenue approximating $1,061,000 [including equipment sales of $518,400], and $490,000 [including equipment sales of $107,000], respectively, from a corporation owned by the Company's majority stockholder. At December 31, 1998, accounts receivable include $138,500 from the related party.

[10] Major Customers

Revenue under U. S. Government contracts approximated 18% and 21%, respectively, of total maintenance contract revenues for the years ended December 31, 1998 and 1997.

[11] Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as a result of the dispersion of the Company's customer base among both governmental and commercial entities in the Mid-Atlantic area. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts receivable and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with what it believes are high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company has $344,000 in financial institutions which are subject to such risk.

[12] Acquisition of Subsidiary and Divisions

The Company acquired 100% of the outstanding capital stock of Capitol Computer Services, Inc. D/B/A CCS Systems on December 28, 1995 for $1,128,750 in a business combination accounted for under the purchase method of accounting. The Company paid $585,000 in cash. The balance of the purchase price, $543,750, was payable in January 1998 in shares of the Company's common stock based on a formula providing for the issuance of a minimum of 75,000 shares and a maximum of 150,000 shares and calculated using the then-closing bid price of the common stock. In January 1998, the Company issued 75,000 shares of common stock pursuant to this agreement. The issuance of the shares did not change the recorded amount of the acquired company.

The purchase price of this acquisition exceeded the fair value of the net assets of CCS Systems by $800,969 which was being amortized over fifteen years under the straight-line method. As a result of severe changes in market conditions, Capitol Computer Services, Inc. has continued to operate at a loss and is expected to operate at a loss in the future. This has triggered an impairment of the goodwill (see Note 2). The Company prepared revised projections by product line which provided the basis for measurement of the asset impairment charge. Accordingly, the Company has charged operations for the remaining balance of goodwill of $652,371 during the fourth quarter of 1998.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7


[12] Acquisition of Subsidiary and Divisions [Continued]

The Company acquired 100% of the outstanding capital stock of Cintronix, Inc., on January 10, 1997 for $1,300,000 in a business combination accounted for under the purchase method of accounting. The Company paid the purchase price at closing with $900,000 cash and the balance of the purchase price, $400,000, was paid with 313,726 shares of the Company's common stock calculated using the then-closing bid price of the common stock. The Company set up a $400,000 escrow account to redeem these shares at the seller's option. This option was exercised in January 1999, at which time these shares were redeemed by the Company in exchange for the balance of the escrow account which included accrued interest of $43,846.

The purchase price of this acquisition exceeded the fair value of the net assets of Cintronix, Inc. by $1,022,901 which was being amortized over fifteen years under the straight-line method. As a result of severe changes in market conditions, Cintronix, Inc. has continued to operate at a loss and is expected to operate at a loss in the future. This has triggered an impairment of the goodwill (see Note 2). The Company prepared revised projections by product line which provided the basis for measurement of the asset impairment charge. Accordingly, the Company has charged operations for the remaining balance of goodwill of $886,514, during the fourth quarter of 1998. On June 30, 1999, certain assets and liabilities of Cintronix, Inc. were sold to Interactive Systems, Inc. ["ISI"], a corporation owned by the Company's majority stockholder, for $200,000. The book value of these assets and liabilities did not differ materially from the purchase price. ISI also has the option to purchase the common stock of Cintronix, Inc. for the sum of $10. In addition, ISI will assume responsibility of Cintronix, Inc.'s office sublease and employment agreements.

Certain principal stockholders of Cintronix, Inc. and certain key employees entered into employment agreements with Cintronix, Inc. in conjunction with the closing on January 10, 1997. The employment agreements provide that Cintronix, Inc. will employ each of such persons for varying terms of two or three years at salaries commensurate with their positions and duties. Each of the employment agreements contain noncompete and confidentiality provisions.

The Company acquired the book of business of Advanced Network Systems, a division of American Bankers Corporation Service Corporation, on February 28, 1997 for $200,000 in a business combination accounted for under the purchase method of accounting. The acquired business is operated as a division of the Company. The Company paid the purchase price at closing with $200,000 cash.

The purchase price of this acquisition was recorded as goodwill and was being amortized over fifteen years under the straight-line method. As a result of severe changes in market conditions, Advanced Network Systems has continued to operate at a loss and is expected to operate at a loss in the future. This triggered an impairment of the goodwill (see Note 2). The Company prepared revised projections by product line which provided the basis for measurement of the asset impairment charge. Accordingly, the Company has charged operations for the remaining balance of goodwill of $182,269 during the fourth quarter of 1998.

Certain key employees entered into employment agreements with the Company in conjunction with the closing on February 28, 1997. The employment agreements provide that the Company will employ each of such persons for varying terms of two or three years at salaries commensurate with their positions and duties. Each of the employment agreements contain noncompete and confidentiality provisions.

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

The purchase price of this acquisition exceeded the fair value of the net assets of Phoenix Service, Inc. by $568,797 which is being amortized over fifteen years under the straight-line method.

Certain key employees of Phoenix Service, Inc. entered into employment agreements with the Company in conjunction with the closing on May 28, 1997. The employment agreements provide that the Company will employ each of such persons for varying terms of two or three years at salaries commensurate with their positions and duties. Each of the employment agreements contain noncompete and confidentiality provisions.

All results have been included from the date acquired. The following pro forma [unaudited] information assumes the acquisitions occurred on January 1, 1997:

                                                                Year ended
                                                                December 31,
                                                                  1 9 9 7

Revenues                                                      $   25,150,216
Net [Loss]                                                    $     (547,838)
Earnings Per Share:
   Net [Loss]                                                 $        (0.13)

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

Following is a summary of the status of fixed options outstanding at December 31, 1998:


                                               Outstanding Stock Options
                                         Weighted-Average
      Range of                               Remaining          Weighted-Average
   Exercise Prices        Shares         Contractual Life        Exercise Price

$0.87 - $1.50              11,050                7                       $0.93
$5.38                     119,750                7                       $5.38



                                                      Exercisable
                                                     Stock Options
                                                          Weighted-Average
   Exercise Prices        Shares               Shares      Exercise Price

$0.87 - $1.50              11,050               11,050             $0.93
$5.38                     119,750              119,750             $5.38

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[13] Stock Options [Continued]

A summary of stock options activity under all plans is as follows:

                                                            1 9 9 8
                                                            -------
                                                                Weighted-Average
                                                   Shares        Exercise Price

Outstanding - January 1,                             139,350               4.99

Granted                                                   --              --
Exercised                                                 --              --
Forfeited/Expired                                     (8,550)             (4.69)
                                                ------------    ---------------

   Outstanding - December 31,                        130,800               5.00
   --------------------------                   ============    ===============

   Exercisable - December 31,                        130,800               5.00
   --------------------------                   ============    ===============

   Shares Available on December 31,
     For Options that may be Granted                 269,200
     -------------------------------            ============

                                                             1 9 9 7
                                                             -------
                                                                Weighted-Average
                                                      Shares     Exercise Price

Outstanding - January 1,                              129,500              5.35

Granted                                                11,850               .93
Exercised                                                  --                --
Forfeited/Expired                                      (2,000)            (3.81)
                                                 ------------     -------------

   Outstanding - December 31,                         139,350              4.99
   --------------------------                     ===========      ============

   Exercisable - December 31,                         139,350              4.99
   --------------------------                     ===========      ============

   Shares Available on December 31,
     For Options that may be Granted                  260,650
     -------------------------------              ===========

The Company also adopted an incentive compensation plan in 1995, for the majority stockholder whereby the stockholder has been granted a ten-year option to purchase up to 200,000 shares of common stock at an exercise price of $1.95 per share. The options are exercisable if the Company achieves certain earnings levels as follows:

   Earnings Before
  Interest and Taxes                                 Number of Shares

    $    1,200,000                                            100,000
    $    2,000,000                                            100,000

If it becomes probable that the above earnings levels will be achieved, the Company will recognize compensation expense equal to the difference between the fair market value at the grant date and the exercise price pursuant to APB Opinion No. 25. Achievement of the above earnings levels is likely to result in substantial compensation expense to the Company in future years.

The Company applies APB Opinion No. 25 for stock options issued to employees in accounting for its stock option plans for financial reporting purposes. The exercise price for all stock options issued to employees during 1997 was equal to the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been unchanged, on a pro forma basis, for the year ended December 31, 1998 and increased by approximately $6,570 or $0.00 per share for the year ended December 31, 1997. The weighted-average fair value of stock options granted to employees used in determining the pro forma amounts

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10


[13] Stock Options [Continued]

is   estimated   at  $.55  during  1998  and  1997,   using  the   Black-Scholes
option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                             December 31,
                                                               1 9 9 7

Risk-free Interest Rate                                           6.18%
Expected Life                                                   4 Years
Expected Volatility                                             65.20%
Expected Dividends                                                N/A

Net loss and loss per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123, is as follows:

                                                            December 31,
                                                       1 9 9 8        1 9 9 7
Net Loss:
   As Reported                               $     (3,986,475) $      (569,440)
                                             ----------------  ----------------
   Pro Forma                                 $     (3,986,475) $      (576,010)
                                             ----------------- ----------------

Loss Per Share:
   As Reported                               $           (.99) $          (.14)
                                             ----------------  ----------------
   Pro Forma                                 $           (.99) $          (.14)
                                             ----------------  ----------------


[14] Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company evaluates performance of its segments and allocates resources to them based on sales and operating profit/(loss). The Company operates primarily in two industry segments, Maintenance Services and Parts and Equipment Sales. The tables below present information about reported segments:

                                  Maintenance        Parts And      Consolidated
Year Ended December 31, 1998       Services       Equipment Sales       Total
--------------------------------------------------------------------------------

Revenues                           12,965,040        15,989,799       28,954,839

Cost of Goods Sold and Services
Performed                          10,156,641        14,669,349       24,825,990

Asset Impairment                      834,640           886,514        1,721,154

                                  Maintenance        Parts And      Consolidated
Year Ended December 31, 1997       Services       Equipment Sales       Total
--------------------------------------------------------------------------------

Revenues                           10,111,099        14,074,510       24,185,609

Cost of Goods Sold and Services
Performed                           7,498,705        12,274,834       19,773,539

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11


[15] New Authoritative Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of Registrant

Donald C. Weymer
Chairman of the Board of Directors
Chief Executive Officer
Secretary

Donald C. Weymer has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since 1988 and has been the Secretary of the Company since March, 1994. He was the Chief Financial Officer from March, 1994 until October, 1995. In 1991 Mr. Weymer founded ISI, a Virginia corporation which provides data processing outsourcing, timesharing and fundraising assistance to agencies of the federal government, non-profit organizations and commercial clients. Mr. Weymer has served as the Chief Executive Officer and the President of ISI since 1991.
         Term of Office: Mr. Weymer's term as director is three years, expiring in 2000 or until a successor is elected and qualified.
         Age: 54


William F. Pershin
Director
President
Chief Accounting Officer

William F. Pershin has been the President and a director of the Company since 1988 and has been the Chief Accounting Officer of the Company since March, 1994.
         Term of Office: Mr. Pershin's term as director is three years, expiring in 1999 or until a successor is elected and qualified.
         Age: 44


Herbert H. Derian
Director

Herbert H. Derian has been the president and a director since 1985 of Cintronix, Inc., which is a MicroAge franchisee specializing in the sale and servicing of personal computers. Cintronix, Inc. is a wholly-owned subsidiary of the Company. Mr. Derian was appointed to the Board of Directors in January, 1997 to fill a vacancy.
         Term of Office: Mr. Derian's term as director expires in 2001 or until a successor is elected and qualified.
         Age: 69




C. A. Miller, III
Director

C. A. Miller III has been employed with Southern States Cooperative, Inc., of Richmond, Virginia since 1979, and currently serves as Vice President of Information Systems. Mr. Miller was appointed to the Board of Directors in March, 1998 to fill a vacancy.
         Term of Office: Mr. Miller's term as director expires in 1999 or until a successor is elected and qualified.
         Age: 59



David A. Chappell
Director

David A. Chappell has been an insurance agent with Northwestern Mutual Life since 1984. In addition, he has been an account representative with Jacksonville Specialty Advertising since 1997. Mr. Chappell was appointed to the Board of Directors in March, 1998 to fill a vacancy.
         Term of Office: Mr. Chappell's term as director expires in 2001 or until a successor is elected and qualified.
         Age: 44


James D. Boccabella
Chief Financial Officer

James D. Boccabella, age 45, has been the Chief Financial Officer of the Company since October, 1995. For the five years prior to that, he owned and operated a public accounting practice, James D. Boccabella, CPA, CFP.



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

Based solely on a review of Section 16(a) reports furnished to the Company for the fiscal year ended December 31, 1998, (the "1998 fiscal year") and representations by reporting persons that no other reports were required for the 1998 fiscal year, all Section 16(a) reporting requirements were met.













Item 10.  Executive Compensation


SUMMARY COMPENSATION TABLE


The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1998, to the Company's executive officers:


               Annual Compensation                                      Awards
-------------------------------------------------------------------------------
Name                                                    Other         Number of
and                                                     Annual         Under-
Principal                                               Compen-        lying
Position       Year          Salary            Bonus    sation         Options
-------------------------------------------------------------------------------
Donald C. Weymer 1998    $180,152                 0          0             0
Chief Executive
Officer,
Chairman of the
Board, Secretary
                 1997    $178,464                 0          0             0

                 1996    $163,404                 $9,600     0             0

William F.       1998    $150,122                 0          0             0
Pershin
President and
Director
                 1997    $142,974                 0          0             0
                 1996    $136,168                 0          0             0

James D.         1998    $104,279                 0          0             0
Boccabella
Chief Financial
Officer
                 1997    $101,333                 0          0             0
                 1996    $96,842                  0          0             0



Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 31, 1999, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) all persons known by the Company to own more than 5% of such shares, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise noted below, each person named in the table has sole voting and sole investment power with respect to each of the shares beneficially owned by such person.


Name and Address               Amount of
of Beneficial Owner            Beneficial
                               Ownership                     Percent
--------------------------------------------------------------------------------
Donald C Weymer                  1,060,000                     28.5%
1013 Parrs Ridge Road
Spencerville, Maryland  20868

William F Pershin                640,000                       17.2%
11616 Morning Star Drive
Germantown, Maryland  20876

James D. Boccabella              25,000          (1)           0.7%
P O Box 399
Olney, Maryland  20830

All executive officers and       1,725,000                     46.4%
directors as a group (3
persons)
 (1) Consists of stock options granted to Mr. Boccabella which have vested.

Item 12.  Certain Relationships and Related Transactions

Donald C. Weymer

The Company provides computer maintenance services to ISI, which is owned by Donald C. Weymer, a stockholder, director and officer of the Company, pursuant to the terms of maintenance agreements. Mr. Weymer is also the owner and chief executive officer of ISI. During the fiscal years ended December 31, 1998 and 1997, approximately $1,061,000 (including equipment sales of $518,400) and $490,000 (including equipment sales of $107,000), respectively, of the Company's revenues were generated by services rendered and equipment sold to ISI by the Company. See Note 9 of the Financial Statements included in Item 7 hereof.


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

10.10**  Revolving  Commercial  Loan  Note,  dated  May 27,  1994,  in  favor of
     Citizens Bank of Maryland in the principal amount of $750,000 filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

10.11** Security  Agreement,  dated May 27, 1994,  in favor of Citizens  Bank of
     Maryland and corresponding Financing Statement filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

11. Computation of Net Income per Common Share (included in the Financial Statements in Item 7).

21.  Subsidiaries of the Company

27.  Financial Data Schedule.

**   Previously filed as noted.


(b)      Reports on Form 8-K

         None.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CSI Computer Specialists, Inc.

August 31, 1999                      By:   /s/  Donald C. Weymer
--------------------                   --------------------------
Date                                     Donald C. Weymer
                                         Chief Executive Officer



August 31, 1999                      By:  /s/ William F. Pershin
---------------                         ------------------------
Date                                     William F. Pershin
                                         Chief Accounting Officer






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 15, 1999                      By:   /s/  Donald C. Weymer
---------------                         ------------------------
Date                                     Donald C. Weymer
                                         Chairman of the Board, Chief Executive
                                         Officer and Director



August 15, 1999                      By:   /s/  William F. Pershin
---------------                         --------------------------
Date                                     William F. Pershin
                                          President and Director









                                   Exhibit 21


                           Subsidiaries of the Company

Subsidiary          (Year Acquired)         State of Incorporation

CCS Systems, Inc.        1995                      Virginia

Cintronix, Inc.          1997                       Maryland