Form 10QSB
period 1999-03-31
CSI COMPUTER SPECIALISTS INC
filed 1999-09-10
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Title                                                    Outstanding
Common Stock, par value $0.001 per share     3,715,888 shares at August 31, 1999


Transitional Small Business Disclosure Format (check one);
Yes___ No X

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                 March 31,       December 31,
                                                   1999              1998
                                             ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $  170,036        $  49,035
  Accounts receivable                               3,867,539        3,647,632
  Net investment in sales-type leases - current       118,502          118,502
  Inventory for resale                                413,880          513,179
  Parts and supplies                                  933,204          926,044
  Prepaid income taxes                                343,662          343,662
  Prepaid expenses                                     94,047          104,427
                                                  -----------      -----------
     Total current assets                           5,940,870        5,702,481
                                                  -----------      -----------

PROPERTY AND EQUIPMENT - AT COST                    1,840,868        1,836,732
     Less accumulated depreciation                  1,194,318        1,131,490
                                                  -----------      -----------
                                                      646,550          705,242
                                                  -----------      -----------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)          491,410          500,890
  Net investment in sales-type leases - non-current    25,928           72,360
  Deferred tax asset                                  128,600          145,000
  Cash - restricted                                         -          443,846
  Other assets                                         96,683           96,403
                                                  -----------      -----------
                                                      742,621        1,258,499
                                                  -----------      -----------

                                                  $ 7,330,041      $ 7,666,222
                                                  ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  3,519,638        2,713,031
  Accrued expenses                                    202,740          262,246
  Revolving line of credit                          1,643,656        2,308,656
  Current maturities of long term debt                  3,024            7,700
  Deferred income taxes payable                             -                -
                                                  -----------      -----------
     Total current liabilities                      5,369,058        5,291,633
                                                  -----------      -----------

LONG-TERM DEBT, less current maturities                 4,474            4,474
                                                  -----------      -----------

COMMITMENTS
REDEEMABLE COMMON STOCK - 313,726 SHARES                    -          400,000
STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
      shares of $.001 par value                   $         -      $         -
  Common stock - authorized, 25,000,000
     shares of $.001 par value;
     issued and outstanding, 3,715,888 shares           3,716            3,716
  Paid-in capital                                   5,073,593        5,117,439
  Retained earnings                                (3,120,800)      (3,151,040)
                                                  -----------      -----------
     Total stockholders' equity                     1,956,509        1,970,115
                                                  -----------      -----------

                                                  $ 7,330,041      $ 7,666,222
                                                  ===========      ===========



            See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                  1999                1998
                                          -----------------   -----------------


Revenues
  Maintenance services                         $  3,401,849        $  3,076,332
  Parts and equipment sales                       4,304,362           3,515,575
                                          -----------------   -----------------
                                               $  7,706,211        $  6,591,907

Costs and expenses
  Cost of maintenance services                    2,458,735           2,214,180
  Cost of parts and equipment sales               3,851,251           3,050,760
  Selling, general and administrative             1,326,073           1,543,699
                                          -----------------   -----------------
                                                  7,636,059           6,808,639
                                          -----------------   -----------------


     Operating profit                                70,152            (216,732)


Other deductions
  Net interest income (expense)                     (23,512)            (12,753)
                                          -----------------   -----------------

     Earnings before income taxes                    46,640            (229,485)

Income taxes
  Currently payable                                  16,400            (105,796)
  Deferred                                                -              24,788
                                          -----------------   -----------------
                                                     16,400             (81,008)


     NET EARNINGS                            $       30,240      $     (148,477)
                                          =================   =================

 Per share amounts
  Net earnings per share                     $         0.01      $        (0.04)
                                          =================   =================

Weighted average number of shares
   outstanding                                    3,820,497           4,029,212
                                          =================   =================




            See accompanying notes to condensed financial statements

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     1999            1998
                                                ---------------  --------------

Net cash flows from operating activities             $  794,813     $  (464,556)
                                                ---------------  --------------

Cash flows used in investing activities
  (Increase) decrease in restricted cash                443,846               -
  Acquisition of property and equipment                  (4,136)        (82,610)
                                                ---------------  --------------
     Net cash used in investing activities              439,710         (82,610)
                                                ---------------  --------------

Cash flows used in financing activities
  Payments on long-term debts                            (4,676)         (2,502)
  Acquisition of treasury stock                        (443,846)       (110,000)
  Increase (Decrease) in revolving line of credit      (665,000)        507,000
                                                ---------------  --------------
     Net cash used in financing activities           (1,113,522)        394,498
                                                ---------------  --------------

NET INCREASE (DECREASE) IN CASH                         121,001        (152,668)

Cash at beginning of period                              49,035         193,056
                                                ---------------  --------------
Cash at end of period                                $  170,036        $ 40,388
                                                ===============  ==============



Supplemental disclosure of cash flow information

  Cash paid through March 31, 1999 and 1998 for:
     Interest                                            21,419          28,465
     Income taxes                                             -               -


            See accompanying notes to condensed financial statements

                  CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

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

         The sale of computer equipment expanded rapidly in 1997 and leveled out in 1998, but, due to increased competition, decreases in profit margins and changes in purchasers' buying patterns, revenues therefrom are likely to show some fluctuation from period to period. Cross marketing among the Company's subsidiaries and divisions should decrease these fluctuations over time. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.

RESULTS OF OPERATIONS

         The Company's first quarter revenues of $7,706,211 was an increase of 17 % over the first quarter revenues of the prior year of $6,591,907. The increase in net revenues resulted from sales growth in both maintenance services and equipment sales. Maintenance revenues for the first quarter of 1999 increased approximately 11% over the first quarter of 1998, primarily from expansion of the Company's book of business. Equipment sales for the first quarter of 1999 increased 22% over the same period of 1998. Management intends to increase marketing efforts to promote continued growth in both of these areas, and anticipates that the marketing staffs of the Company and each of its subsidiaries will be able to cross promote products and services. Maintenance revenues accounted for approximately 44% and 47%, respectively, of the Company's consolidated revenues for the first quarters of 1999 and 1998.

         The Company's cost of sales as a percentage of revenues was 82%in the first quarter of 1999 compared to 80% for the same period in 1998. A small decrease in the costs of maintenance services as a percentage of maintenance service income was offset by a decrease in the profit margins on equipment sales. The decreased costs of maintenance services resulted primarily from a current decrease in the need for emergency replacement parts and decreased reliance on subcontracted services. Subcontractor costs could continue to decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales dropped primarily due to the mix of equipment sold. As personal computer and mid-range network computer sales increase, the normally lower margin on these sales will offset the higher margins on mainframe computer sales, and decrease the overall profit percentages.

         Selling, general and administrative expenses as a percentage of net revenues were 17% and 24% respectively, for the first quarter of 1999 and 1998. The decrease in the percentage is primarily due efforts by management to eliminate duplication of administrative functions by the Company and each of its subsidiaries. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. The selling, general and administrative expenses decreased 14% to $1,326,073 for the first three months of 1999 compared to $1,543,699 for the same period of 1998.

         The Company showed operating profit of $70,152 for the first quarter of 1999 compared to an operating loss of $216,732 for the first quarter of 1998. The increase in profitability was primarily attributable to the overall decrease in selling, general and administrative costs, achieved as a result of consolidating administrative functions to eliminate duplication of services.

         Net interest expense increased to $23,512 for the first three months of 1999 compared to $12,753 for the same period of 1998, primarily as a result of the increased use of the bank revolving line of credit to provide working capital, especially after last year's losses. The Company expects that net interest expense will continue to increase until the Company starts generating additional cash from operations on a consistent basis.

         Net income increased from a loss of $148,477 for the first quarter of 1998 to a profit of $30,240 for the same period of 1999, again primarily as a result of the decrease in the selling, general and administrative expenses, partially offset by an increase in costs of sales. The Company expects that its cross marketing efforts, as well as cost-cutting efforts to further reduce duplication of administrative expenses, will improve its performance in the future.




LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $571,812 at March 31,1999 compared to $410,848 at December 31, 1998. Cash flows provided by operations for the first quarter of 1999 totaled $794,813, resulting primarily from operations and increased due to an increase in accounts payable. The ratio of current assets to current liabilities held steady at 1.1:1 at March 31, 1999 and at December 31, 1998.

         The Company has a $2.5 million revolving line of credit with Crestar Bank which expired in October, 1998 and continued under a forbearance agreement until May, 1999, at which time the financial operations of the Company could be reevaluated by the bank. The bank has since rejected extending this line for another year, but has extended the line until August 31, 1999, or until the Company has acquired alternative financing. At March, 31, 1999, the balance owed on this line of credit was $1,643,656.

         The Company's principal commitments at March 31, 1999 consisted of obligations under operating leases for facilities.

The Company believes that its existing cash, as supplemented by expected cash flow from operations and existing credit facility, is sufficient to satisfy its currently anticipated working capital needs. Management acknowledges that failure to renew the line of credit with Crestar Bank or find alternative financing could significantly affect the ability of the Company to meet short-term working capital requirements, and is vigorously exploring other options to obtain the required financing.

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

                                      CSI Computer Specialists, Inc.

August 31, 1999                       By:   /s/ William F. Pershin
---------------                            -----------------------
Date                                       William F. Pershin
                                           Chief Accounting Officer