Form 10QSB/A
period 1999-03-31
CSI COMPUTER SPECIALISTS INC
filed 1999-09-27
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB/A
(Mark One)

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                  March 31,       December 31,
                                                     1999              1998
                                               ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  170,036        $  49,035
  Accounts receivable                                3,867,539        3,647,632
  Net investment in sales-type leases - current        118,502          118,502
  Inventory for resale                                 413,880          513,179
  Parts and supplies                                   933,204          926,044
  Prepaid income taxes                                 343,662          343,662
  Prepaid expenses                                      94,047          104,427
                                               ----------------  ---------------
     Total current assets                            5,940,870        5,702,481
                                               ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,840,868        1,836,732
     Less accumulated depreciation                   1,194,318        1,131,490
                                               ----------------  ---------------
                                                       646,550          705,242
                                               ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)           491,410          500,890
  Net investment in sales-type leases - non-current     25,928           72,360
  Deferred tax asset                                   145,000          145,000
  Cash - restricted                                          -          443,846
  Other assets                                          96,683           96,403
                                               ----------------  ---------------
                                                       759,021        1,258,499
                                               ----------------  ---------------
                                                   $ 7,346,441      $ 7,666,222
                                               ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   3,519,638        2,713,031
  Accrued expenses                                     202,740          262,246
  Revolving line of credit                           1,643,656        2,308,656
  Current maturities of long term debt                   3,024            7,700
  Deferred income taxes payable                              -                -
                                               ----------------  ---------------
     Total current liabilities                       5,369,058        5,291,633
                                               ----------------  ---------------

LONG-TERM DEBT, less current maturities                  4,474            4,474
                                               ----------------  ---------------

COMMITMENTS
REDEEMABLE COMMON STOCK - 313,726 SHARES                     -          400,000
STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
    shares of $.001 par value                  $             -   $            -
  Common stock - authorized, 25,000,000
    shares of $.001 par value; issued
    and outstanding, 3,715,888 shares                    3,716            3,716
  Paid-in capital                                    5,073,593        5,117,439
  Retained earnings                                 (3,104,400)      (3,151,040)
                                               ----------------  ---------------
     Total stockholders' equity                      1,972,909        1,970,115
                                               ----------------  ---------------
                                                   $ 7,346,441      $ 7,666,222
                                               ================  ===============

           See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                  1999                1998
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  3,401,849        $  3,076,332
  Parts and equipment sales                       4,304,362           3,515,575
                                           -----------------   -----------------
                                               $  7,706,211        $  6,591,907

Costs and expenses
  Cost of maintenance services                    2,458,735           2,214,180
  Cost of parts and equipment sales               3,851,251           3,050,760
  Selling, general and administrative             1,326,073           1,543,699
                                           -----------------   -----------------
                                                  7,636,059           6,808,639
                                           -----------------   -----------------

     Operating profit                                70,152            (216,732)

Other deductions
  Net interest income (expense)                     (23,512)            (12,753)
                                           -----------------   -----------------

     Earnings before income taxes                    46,640            (229,485)

Income taxes
  Currently payable                                   16,400           (105,796)
  Deferred                                                 -             24,788
                                           -----------------   -----------------
                                                      16,400            (81,008)
Less:  Adjustment of valuation allowance
       of benefit of tax loss carryforward           (16,400)                 -
                                           -----------------   -----------------
                                                           -            (81,008)

     NET EARNINGS                            $        46,640    $      (148,477)
                                           =================   =================

 Per share amounts
  Net earnings per share                     $          0.01    $         (0.04)
                                           =================   =================
Weighted average number of shares
   outstanding                                     3,820,497          4,029,212
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




           See accompanying notes to condensed financial statements.

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

         Net income increased from a loss of $148,477 for the first quarter of 1998 to a profit of $46,640 for the same period of 1999, again primarily as a result of the decrease in the selling, general and administrative expenses, partially offset by an increase in costs of sales. This was also increased by an adjustment to the valuation of the tax benefit from the carryforward of net operating losses, which eliminated the income taxes attributed to the current period net income. The Company expects that its cross marketing efforts, as well as cost-cutting efforts to further reduce duplication of administrative expenses, will improve its performance in the future.




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

September 27, 1999                       By:   /s/ William F. Pershin
---------------                            -----------------------
Date                                       William F. Pershin
                                           Chief Accounting Officer