Form 10QSB
period 1999-06-30
CSI COMPUTER SPECIALISTS INC
filed 1999-09-27
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended June 30, 1999

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   June 30,        December 31,
                                                     1999              1998
                                               ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  147,519        $  49,035
  Accounts receivable                                4,151,106        3,647,632
  Net investment in sales-type leases - current        106,993          118,502
  Inventory for resale                                 562,229          513,179
  Parts and supplies                                   943,533          926,044
  Prepaid income taxes                                 345,863          343,662
  Prepaid expenses                                      82,040          104,427
                                               ----------------  ---------------
     Total current assets                            6,339,283        5,702,481
                                               ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,710,225        1,836,732
     Less accumulated depreciation                   1,159,068        1,131,490
                                               ----------------  ---------------
                                                       551,157          705,242
                                               ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)           481,931          500,890
  Net investment in sales-type leases - non-current          -           72,360
  Deferred tax asset                                   145,000          145,000
  Cash - restricted                                          -          443,846
  Other assets                                          97,663           96,403
                                               ----------------  ---------------
                                                       724,594        1,258,499
                                               ----------------  ---------------
                                                   $ 7,615,034      $ 7,666,222
                                               ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   3,150,423        2,713,031
  Accrued expenses                                     223,960          262,246
  Revolving line of credit                           2,184,656        2,308,656
  Current maturities of long term debt                       -            7,700
  Deferred income taxes payable                              -                -
                                               ----------------  ---------------
     Total current liabilities                       5,559,039        5,291,633
                                               ----------------  ---------------

LONG-TERM DEBT, less current maturities                      -            4,474
                                               ----------------  ---------------

COMMITMENTS
REDEEMABLE COMMON STOCK - 313,726 SHARES                     -          400,000
STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
   shares of $.001 par value                       $         -      $         -
  Common stock - authorized, 25,000,000
   shares of $.001 par value; issued and
   outstanding, 3,715,988 shares                         3,716            3,716
  Paid-in capital                                    5,073,593        5,117,439
  Retained earnings                                 (3,021,314)      (3,151,040)
                                               ----------------  ---------------
     Total stockholders' equity                      2,055,995        1,970,115
                                               ----------------  ---------------
                                                   $ 7,615,034      $ 7,666,222
                                               ================  ===============
           See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                  1999                1998
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  3,365,475        $  3,236,354
  Parts and equipment sales                       4,248,428           5,059,028
                                           -----------------   -----------------
                                               $  7,613,903        $  8,295,382

Costs and expenses
  Cost of maintenance services                    2,354,877           2,274,510
  Cost of parts and equipment sales               3,890,316           4,437,664
  Selling, general and administrative             1,321,544           1,666,021
                                           -----------------   -----------------
                                                  7,566,737           8,378,195
                                           -----------------   -----------------
     Operating profit                                47,166             (82,813)

Other income (deductions)
  Gain on sale of assets                             68,519                   -
  Net interest income (expense)                     (32,600)            (30,874)
                                           -----------------   -----------------
                                                     35,919             (30,874)
                                           -----------------   -----------------


     Earnings before income taxes                    83,085            (113,687)

Income taxes
  Currently payable                                  29,200             (57,401)
  Deferred                                                -              24,788
                                           -----------------   -----------------
                                                     29,200             (32,613)
Less:  Adjustment of valuation allowance
       of benefit of tax loss carryforward          (29,200)                  -
                                           -----------------   -----------------
                                                          -             (32,613)

     NET EARNINGS                               $    83,085          $  (81,074)
                                           =================   =================

 Per share amounts
  Net earnings per share                         $     0.02          $    (0.02)
                                           =================   =================

Weighted average number of shares
   outstanding                                    3,715,988           4,029,212
                                           =================   =================


           See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                  1999                1998
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  6,767,324        $  6,333,911
  Parts and equipment sales                       8,552,790           8,574,603
                                           -----------------   -----------------
                                               $ 15,320,114        $ 14,908,514

Costs and expenses
  Cost of maintenance services                    4,813,612           4,488,616
  Cost of parts and equipment sales               7,741,567           7,488,424
  Selling, general and administrative             2,647,617           3,209,720
                                           -----------------   -----------------
                                                 15,202,796          15,186,760
                                           -----------------   -----------------

     Operating profit                               117,318            (278,246)

Other income (deductions)
  Gain on sale of assets                             66,551                   -
  Net interest income (expense)                     (54,143)            (43,627)
                                           -----------------   -----------------
                                                     12,408             (43,627)
                                           -----------------   -----------------


     Earnings before income taxes                    129,726           (321,873)

Income taxes
  Currently payable                                   45,600           (138,409)
  Deferred                                                 -             24,788
                                           -----------------   -----------------
                                                      45,600           (113,621)
Less:  Adjustment of valuation allowance
       of benefit of tax loss carryforward           (45,600)                 -
                                           -----------------   -----------------
                                                           -           (113,621)


     NET EARNINGS                                $   129,726        $  (208,252)
                                           =================   =================

 Per share amounts
  Net earnings per share                         $     0.03         $    (0.05)
                                           =================   =================

Weighted average number of shares
   outstanding                                    3,768,176           4,029,212
                                           =================   =================
           See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                      1999            1998
                                                 ---------------  --------------

Net cash flows from operating activities              $  248,552     $ (812,058)
                                                 ---------------  --------------

Cash flows used in investing activities
  (Increase) decrease in restricted cash                 443,846              -
  Acquisition of property and equipment                  (20,651)      (127,245)
                                                 ---------------  --------------
     Net cash used in investing activities               423,195       (127,245)
                                                 ---------------  --------------

Cash flows used in financing activities
  Payments on long-term debts                             (5,417)        (5,061)
  Acquisition of treasury stock                         (443,846)      (110,000)
  Increase in revolving line of credit                  (124,000)     1,025,620
                                                 ---------------  --------------
     Net cash used in financing activities              (573,263)       910,559
                                                 ---------------  --------------

NET INCREASE (DECREASE) IN CASH                           94,484        (28,744)

Cash at beginning of period                               49,035        193,056
                                                 ---------------  --------------
Cash at end of period                                 $  147,519      $ 164,312
                                                 ===============  ==============

Supplemental disclosure of cash flow information

  Cash paid through June 30, 1999 and 1998 for:
     Interest                                            94,869          85,582
     Income taxes                                         2,201               -


Supplemental Disclosure of Noncash Investing and Financing Activities:
On June 30, 1999, the Company sold certain of the assets, principally the book of business, of one of its wholly owned subsidiaries, Cintronix, Inc., for $200,000, which amount was received in July, 1999.

           See accompanying notes to condensed financial statements.

                  CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at June 30, 1999 and for the three month periods ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998.

         The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

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

         The sale of computer equipment expanded rapidly in 1997 and leveled out in 1998, but, due to increased competition, decreases in profit margins and changes in purchasers' buying patterns, revenues therefrom have shown some fluctuation from period to period. The expansion of these sales was fueled primarily by the acquisition of Cintronix, Inc., in 1997, which sold mid-range and personal computer equipment, primarily to the federal government. The continued decrease in the margins in these equipment sales over the last twelve months resulted in management's decision to sell off the book of business of Cintronix on June 30, 1999. This sale will result in a significant decrease in revenues for the Company, but it is expected to result in an increase in net income, due to the concurrent decrease in sales and support staff, and general and administrative charges. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.

RESULTS OF OPERATIONS

         The Company's second quarter revenues of $7,613,903 was a decrease of 8 % over the second quarter revenues of the prior year of $8,295,382, and the first six months' revenue of 1999 of $15,320,114 showed a net increase of 3% over the first six months of 1998's revenues of $14,908,514. The decrease in net revenues for the quarter was a direct result of the decrease in sales for mid-range and personal computer equipment. Maintenance revenues for the second quarter and first six months of 1999 increased approximately 4% and 7%, respectively, over the second quarter and first six months of 1998, primarily from expansion of the Company's book of business. Equipment sales for the second quarter and first six months of 1999 decreased 16% and 0.3%, respectively, from the same periods of 1998. Management intends to increase marketing efforts to promote continued growth primarily in the maintenance revenue area. Management does not intend to aggressively pursue growth in the equipment sales area, due to the decreased margins available, and also due to the sale of the book of business of Cintronix, Inc., which was the main source of revenue in this area. Maintenance revenues accounted for approximately 44% for the second quarter and the first six months of 1999, and 39% and 42%, respectively, of the Company's consolidated revenues for the same periods of 1998.

         The Company's cost of sales as a percentage of revenues was 82%in the second quarter and first six months of 1999 compared to 81% and 80%, respectively, for the same periods in 1998. This increase is primarily a result of the decreased margins available on equipment sales. The costs of maintenance services has remained basically steady, with an increase in subcontract costs offset by a current decrease in the need for emergency replacement parts. Subcontractor costs could decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales dropped primarily due to the increased competition, especially from manufacturers, and the changes in the buying patterns of the federal government. As sales of personal computer and mid-range network computers decrease, the margins on equipment sales will show some fluctuation based on the mix between the mid-range and personal computer sales and the mainframe computer sales, which usually carry higher margins.

         Selling, general and administrative expenses as a percentage of net revenues were 17% and 20% respectively, for the second quarters of 1999 and 1998, and 17% and 22%, respectively, for the first six months of 1999 and 1998. The decrease in the percentage is primarily due to the elimination of some duplicate efforts in the consolidation of the administrative functions of the combined companies. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase sales. The selling, general and administrative expenses decreased 20% to $1,321,544 for the second three months of 1999 compared to $1,666,021for the same period of 1998, and showed a decrease of 17% for the first six months of 1999 from the first six months of 1998.

         The Company showed operating income of $47,166 for the second quarter of 1999 compared to an operating loss of $82,813 for the same period of 1998. The first six months of 1999 also showed operating income of $117,318 compared to an operating loss of $278,246 for the first six months of 1998. This increase in operating profit was primarily attributable to the decrease in the selling, general and administrative costs related to integrating the administrative operations of the Company and each of its subsidiaries.

         Net interest expense increased 24% to $54,143 for the six months ended June 30, 1999, from $43,627 for the same period of the prior year. The interest expense for the second quarter of both years is nearly identical, with $30,632 and $30,874 for 1999 and 1998, respectively. The Company expects that net interest expense will increase until the continued positive cash flows from operations can be used to decrease the Company's outstanding debt.

         Net income increased from losses of $81,074 and $208,252, respectively, for the second quarter and first six months of 1998 to net profits of $83,085 and $129,726 for the same periods of 1999. This is primarily the result of the savings from greater efficiencies in the selling and administrative costs, combined with the profit from the sale of the book of business of Cintronix, Inc. This was also increased by an adjustment to the valuation of the tax benefit from the carryforward of net operating losses, which eliminated the income taxes attributed to the current period net income. The Company expects that its performance will continue to improve, as the increased selling efforts increase the book of business and with the elimination of the negative cash flows resulting from the mid-range and personal computer sales.




LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $780,244 at June 30,1999 compared to $410,848 at December 31, 1998. Cash flows provided from operations for the first six months of 1999 totaled $248,552, resulting primarily from operations, and increased by an increase in accounts receivable and offset by an increase in accounts payable. The ratio of current assets to current liabilities has remained steady at 1.1:1 at both June 30, 1999 and December 31, 1998.

         The Company has a $2.5 million revolving line of credit with Crestar Bank which expired in October, 1998 and continued under a forbearance agreement until May, 1999, at which time the financial operations of the Company could be reevaluated by the bank. The bank has since rejected extending this line for another year, but is currently negotiating with management of the Company to extend the line until alternative financing has been acquired. Management is vigorously exploring other options to obtain the required financing. At June 30, 1999, the balance owed on this line of credit was $2,184,656.

         The Company's principal commitments at June 30, 1999 consisted of obligations under operating leases for facilities.

         The Company believes that its existing cash, as supplemented by expected cash flow from operations and existing credit facility, is sufficient to satisfy its currently anticipated working capital needs. Management acknowledges that failure to acquire alternative financing could significantly affect the ability of the Company to meet short-term working capital requirements, but feel confident that, with the continued cooperation of Crestar on extending the revolving line of credit, this financing will be secured in the near future.


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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         The Company sold certain of the assets, primarily the book of business, of one of its wholly-owned subsidiaries, Cintronix, Inc. on June 30, 1999 for $200,000. Continued disappointing results from the sales of mid-range and personal computer equipment has caused negative cash flows for the subsidiary, and projected cash deficits predicated the reduction of the Company's operations in this area. This sale will result in a significant decrease in revenues, but the Company expects an increase in net income due to the concurrent decrease in sales and support staff, and general and administrative charges. The sale was made to Interactive Systems, Inc., ("ISI"). Donald C. Weymer, the Chief Executive Officer and Chairman of the Board of Directors of the Company, is also the primary shareholder, and a director and officer of ISI.

         Mr. Herbert H. Derian resigned as president of the subsidiary Cintronix, Inc. and as a director of the Company effective June 23, 1999. This resignation was effectively accepted at the June 29, 1999, meeting of the Board of Directors.

         Mr. C. A. Miller III submitted his resignation from the Board of Directors, and this resignation was accepted at the June 29, 1999 meeting of the Board of Directors.



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