Form 10QSB
period 1999-09-30
CSI COMPUTER SPECIALISTS INC
filed 1999-11-12
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended September 30, 1999

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


Transitional Small Business Disclosure Format (check one);
Yes___ No__X___

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                 September 30,     December 31,
                                                     1999              1998
                                               ----------------  ---------------
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  298,697        $  49,035
  Accounts receivable                                2,511,680        3,647,632
  Net investment in sales-type leases - current         84,970          118,502
  Inventory for resale                                 485,724          513,179
  Parts and supplies                                   958,398          926,044
  Prepaid income taxes                                 347,506          343,662
  Prepaid expenses                                     317,070          104,427
                                               ----------------  ---------------
     Total current assets                            5,004,045        5,702,481
                                               ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                     1,723,787        1,836,732
     Less accumulated depreciation                   1,221,284        1,131,490
                                               ----------------  ---------------
                                                       502,503          705,242
                                               ----------------  ---------------
OTHER ASSETS
  Goodwill (Net of accumulated amortization)           472,452          500,890
  Net investment in sales-type leases - non-current          -           72,360
  Deferred tax asset                                   145,000          145,000
  Cash - restricted                                          -          443,846
  Other assets                                          93,625           96,403
                                               ----------------  ---------------
                                                       711,077        1,258,499
                                               ----------------  ---------------
                                                   $ 6,217,625      $ 7,666,222
                                               ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   2,373,321        2,713,031
  Accrued expenses                                     197,070          262,246
  Revolving line of credit                           1,550,672        2,308,656
  Current maturities of long term debt                       -            7,700
  Deferred income taxes payable                              -                -
                                               ----------------  ---------------
     Total current liabilities                       4,121,063        5,291,633
                                               ----------------  ---------------

LONG-TERM DEBT, less current maturities                      -            4,474
                                               ----------------  ---------------

COMMITMENTS
REDEEMABLE COMMON STOCK - 313,726 SHARES                     -          400,000
STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 10,000,000
    shares of $.001 par value                     $          -      $         -
  Common stock - authorized, 25,000,000 shares
    of $.001 par value; issued and outstanding,
    3,715,988 shares                                     3,716            3,716
  Paid-in capital                                    5,073,593        5,117,439
  Retained earnings                                 (2,980,747)      (3,151,040)
                                               ----------------  ---------------
     Total stockholders' equity                      2,096,562        1,970,115
                                               ----------------  ---------------
                                                   $ 6,217,625      $ 7,666,222
                                               ================  ===============
            See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                      September 30,
                                                 1999                1998
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  3,205,771        $  3,332,493
  Parts and equipment sales                       1,255,080           4,566,507
                                           -----------------   -----------------
                                               $  4,460,851        $  7,899,000

Costs and expenses
  Cost of maintenance services                    2,210,594           2,592,491
  Cost of parts and equipment sales               1,054,306           4,118,665
  Selling, general and administrative             1,111,561           1,504,141
                                           -----------------   -----------------
                                                  4,376,461           8,215,297
                                           -----------------   -----------------

     Operating profit                                84,390            (316,297)

Other income (deductions)
  Gain on sale of assets                                  -                   -
  Net interest income (expense)                     (43,823)            (18,515)
                                           -----------------   -----------------
                                                    (43,823)            (18,515)
                                           -----------------   -----------------

     Earnings before income taxes                    40,567            (334,812)

Income taxes
  Currently payable                                  14,300            (118,189)
  Deferred                                                -                   -
                                           -----------------   -----------------
                                                     14,300            (118,189)
Less:  Adjustment of valuation allowance
       of benefit of tax loss carryforward          (14,300)                  -
                                           -----------------   -----------------
                                                          -            (118,189)

     NET EARNINGS                               $    40,567        $   (216,623)
                                           =================   =================

 Per share amounts
  Net earnings per share                         $     0.01          $    (0.05)
                                           =================   =================

Weighted average number of shares
   outstanding                                    3,715,988           4,029,212
                                           =================   =================
            See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                 1999                1998
                                           -----------------   -----------------


Revenues
  Maintenance services                         $  9,973,095        $  9,666,404
  Parts and equipment sales                       9,807,870          13,141,110
                                           -----------------   -----------------
                                               $ 19,780,965        $ 22,807,514

Costs and expenses
  Cost of maintenance services                    7,024,206           7,081,107
  Cost of parts and equipment sales               8,795,873          11,607,089
  Selling, general and administrative             3,759,178           4,713,861
                                           -----------------   -----------------
                                                 19,579,257          23,402,057
                                           -----------------   -----------------

    Operating profit                                201,708            (594,543)


Other income (deductions)
  Gain on sale of assets                             66,551                   -
  Net interest income (expense)                     (97,966)            (62,142)
                                           -----------------   -----------------
                                                    (31,415)            (62,142)
                                           -----------------   -----------------

     Earnings before income taxes                    170,293           (656,685)

Income taxes
  Currently payable                                   60,100           (256,598)
  Deferred                                                 -             24,788
                                           -----------------   -----------------
                                                      60,100           (231,810)
Less:  Adjustment of valuation allowance
       of benefit of tax loss carryforward           (60,100)                 -
                                           -----------------   -----------------
                                                           -           (231,810)


     NET EARNINGS                                $   170,293        $  (424,875)
                                           =================   =================

 Per share amounts
  Net earnings per share                          $     0.05         $    (0.11)
                                           =================   =================

Weighted average number of shares
   outstanding                                     3,750,780          4,029,212
                                           =================   =================
            See accompanying notes to condensed financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                        1999            1998
                                                 ---------------  --------------

Net cash flows from operating activities             $ 1,047,276    $(1,062,320)
                                                 ---------------  --------------

Cash flows used in investing activities
  (Increase) decrease in restricted cash                443,846               -
  Acquisition of property and equipment                 (34,213)       (145,902)
                                                 ---------------  --------------
     Net cash used in investing activities              409,633       (145,902)
                                                 ---------------  --------------

Cash flows used in financing activities
  Payments on long-term debts                            (5,417)         (6,619)
  Acquisition of treasury stock                        (443,846)       (110,000)
  Increase in revolving line of credit                 (757,984)      1,309,329
                                                 ---------------  --------------
     Net cash used in financing activities          (1,207,247)       1,192,710
                                                 ---------------  --------------

NET INCREASE (DECREASE) IN CASH                          249,662        (15,512)

Cash at beginning of period                              49,035         193,056
                                                 ---------------  --------------
Cash at end of period                                $  298,697       $ 177,544
                                                 ===============  ==============

Supplemental disclosure of cash flow information

  Cash paid through September 30, 1999 and 1998 for:
     Interest                                           154,210         137,170
     Income taxes                                         6,045           7,834


            See accompanying notes to condensed financial statements.

                  CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed financial statements at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the condensed financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998.

         The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

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

         The sale of computer equipment expanded rapidly in 1997 and leveled out in 1998, due to increased competition, decreases in profit margins and changes in purchasers' buying patterns, revenues therefrom have shown some fluctuation from period to period. The expansion of these sales was fueled primarily by the acquisition of Cintronix, Inc., in 1997, which sold mid-range and personal computer equipment, primarily to the federal government. The continued decrease in the margins in these equipment sales over the last twelve months resulted in management's decision to sell off the book of business of Cintronix on June 30, 1999. This sale has resulted in a significant decrease in revenues for the Company, but has allowed the elimination of overhead cost associated with the operation of Cintronix with a net result of increased income. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.

RESULTS OF OPERATIONS

         The Company's third quarter revenues of $4,460,851 was a decrease of 43 % from the third quarter revenues of the prior year of $7,899,000, and the first nine months' revenue of 1999 of $19,780,965 showed a net decrease of 13% from the first nine months of 1998's revenues of $22,807,514. The decrease in net revenues for the quarter was a direct result of the decrease in sales for mid-range and personal computer equipment. Maintenance revenues for the third quarter and first nine months of 1999 decreased approximately 4% from the third quarter of 1998 and increased 3% over the first nine months of 1998. Equipment sales for the third quarter and first nine months of 1999 decreased 72% and 25%, respectively, from the same periods of 1998. Management intends to increase marketing efforts to promote continued growth primarily in the maintenance revenue area. Management does not intend to aggressively pursue growth in the equipment sales area, due to the decreased margins available, and also due to the sale of the book of business of Cintronix, Inc., which was the main source of revenue in this area. Maintenance revenues accounted for approximately 72% for the third quarter and 50% for the first nine months of 1999, and 42% for both periods, respectively, of the Company's 1998 consolidated revenues.

         The Company's cost of sales as a percentage of revenues was 73%in the third quarter and 80% for the first nine months of 1999 compared to 85% and 82%, respectively, for the same periods in 1998. This decrease is primarily a result of the higher percentage of revenues comprised of maintenance services, which have a higher profit margin than that available on equipment sales. The costs of maintenance services has remained basically steady, with an increase in subcontract costs offset by a current decrease in the need for emergency replacement parts. Subcontractor costs could decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales increased slightly during the third quarter of the year, primarily as a result of smaller transactions that normally provide higher margins than the larger quantity sales on which there is greater price competition. Also, the mix changed to more mainframe related equipment sales, which carry higher margins. The equipment gross margins for the first nine months of 1999 still show an overall decrease, primarily due to the increased competition, especially from manufacturers, on the large-quantity sales and the changes in the buying patterns of the federal government. As revenues from sales of personal computer and mid-range network computers continue to decrease, the margins on these equipment sales will show some increase based on the mix between the mid-range and personal computer sales and the mainframe computer sales, which usually carry higher margins.

         Selling, general and administrative expenses as a percentage of net revenues were 25% and 19% respectively, for the third quarters of 1999 and 1998, and 19% and 21%, respectively, for the first nine months of 1999 and 1998. The current increase in the percentage is primarily due to the spread of the administrative costs over fewer sales, while the year-to-date decrease is a result of elimination of some duplicate efforts in the consolidation of the administrative functions of the combined companies. These expenses will decrease as a percentage of sales as the Company adjusts its selling and general and administrative expenses to align with the lower sales base. The selling, general and administrative expenses decreased 26% to $1,111,561 for the third quarter of 1999 compared to $1,504,141 for the same period of 1998, and showed a decrease of 20% for the first nine months of 1999 from the first nine months of 1998. These decrease result from both the elimination of the Cintronix business and a concentrated effort to reduce costs.

         The Company showed operating income of $84,390 for the third quarter of 1999 compared to an operating loss of $316,297 for the same period of 1998. The first nine months of 1999 also showed operating income of $201,708 compared to an operating loss of $594,543 for the first nine months of 1998. This increase in operating profit was primarily attributable to the decrease in the selling, general and administrative costs related to integrating the administrative operations of the Company and each of its subsidiaries, as well as the decrease in the high-volume mid-range and personal computer sales, which resulted in losses to the consolidated companies.

         Net interest expense increased to $97,966 for the nine months ended September 30, 1999, from $62,142 for the same period of the prior year. The interest expense for the third quarter of both years showed an increase as well, from $18,515 for 1998 to $43,823 for 1999. The Company expects that net interest expense continue at this level until the continued positive cash flows from operations can be used to decrease the Company's outstanding debt. The line of credit debt at June 30, 1999 has been reduced from $2,184,656 to a September 30, outstanding balance of 1, 550,672, 30% reduction.

         Net income increased from losses of $216,623 and $424,875, respectively, for the third quarter and first nine months of 1998 to net profits of $40,567 and $170,293 for the same periods of 1999. This is primarily the result of concentrating on is core business; the savings from greater efficiencies in the selling and administrative costs; combined with the sale of the book of business of Cintronix, Inc. This disposition of Cintonix assets provided not only a profit from the sale but also stopped the losses incurred from the high-volume mid-range and personal computer sales. This was also increased by an adjustment to the valuation of the tax benefit from the carry-forward of net operating losses, which eliminated the income taxes attributed to the current period net income. The Company expects that its performance will continue to improve, as the increased selling efforts increase the book of business and with the elimination of the negative cash flows resulting from the mid-range and personal computer sales.



LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $882,982 at September 30,1999 compared to $410,848 at December 31, 1998. Cash flows provided from operations for the first nine months of 1999 totaled $1,047,276, resulting primarily from operations and collections on accounts receivable, and partially offset by a decrease in accounts payable. The ratio of current assets to current liabilities increase slightly to 1.2:1 at September 30, 1999 from 1.1:1 at December 31, 1998.

         The Company had a $2.5 million revolving line of credit with Crestar Bank which expired in October, 1998 and continued under a forbearance agreement until May, 1999, at which time the financial operations of the Company could be reevaluated by the bank. The bank has since rejected extending this line for another year, but is currently working with management of the Company to extend the line until alternative financing has been acquired. Management is vigorously exploring other options to obtain the required financing. In September the bank reduced the line to $1,750,000. The management is confident that this new level is adequate to sustain the operations of the Company. At September 30, 1999, the balance owed on this line of credit was $1,550,672.

         The Company's principal commitments at September 30, 1999 consisted of obligations under operating leases for facilities.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         Mr. James D. Boccabella resigned as Chief Financial Officer of the
         Company effective August 20, 1999.   Mr. Robert V. Windley has assumed
         responsibilities as acting Chief Financial Officer on a part time basis under a one year contract. Mr. Windley is Executive Vice President of Interactive Systems, Inc. He has extensive experience in both general and financial management in the Information Services industry. His past experience includes serving as a Principal at Booz Allen & Hamilton as a Vice President and General Manager at Martin Marietta Data Systems.


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

                                      CSI Computer Specialists, Inc.

November 12, 1999                       By:   /s/ William F. Pershin
-----------------                            -----------------------
Date                                       William F. Pershin

                                           Chief Accounting Officer