Form 10KSB
period 1999-12-31
CSI COMPUTER SPECIALISTS INC
filed 2000-03-29
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                             _____________

                              FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

State issuer's revenues for its most recent fiscal year.  $18,360,010


As of February 23, 2000, the aggregate market value of Common Stock outstanding held by non-affiliates of the issuer was $3,195,565
(computed by reference to the average bid and asked price of the Common Stock) and the total number of shares of Common Stock outstanding was 3,715,888.


Transitional Small Business Disclosure Format (check one):
Yes ___; No X


Certain statements made in this Annual Report on Form 10-KSB are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Companys actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the timing of revenues, rapid technological change, the demand for services for computer hardware systems and computer equipment, the timing and amount of capital expenditures and other risks detailed herein.


                                CONTENTS


                                                                      Page

Part I
      Item 1      Description of Business                              4

      Item 2      Description of Property                              8

      Item 3      Legal Proceedings                                    9

      Item 4      Submission of Matters to a Vote of Security Holders  9


Part II
     Item 5      Market for Common Equity and Related
                 Stockholder Matters                                   9

      Item 6      Management Discussion and Analysis                 9

      Item 7      Financial Statements                                F-1

      Item 8      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                 12


Part III
     Item 9      Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a)               12

      Item 10     Executive Compensation                              13

      Item 11     Security Ownership of Certain Beneficial Owners and
                  Management                                          14

      Item 12     Certain Relationships and Related Transactions      15

      Item 13     Exhibits List and Reports on Form 8-K               15


                                     PART 1

Item 1.  Description of Business

  General

     CSI Computer Specialists, Inc. ,the Company, was incorporated pursuant to the laws of the State of Delaware on February 22, 1994. The Company is the successor to CSI-Maryland. CSI-Maryland was incorporated pursuant to the laws of the State of Maryland in October 1988 for the purpose of providing computer hardware services, including installation and de-installation of equipment, computer upgrades, computer maintenance and repair, and the sale of computer parts and equipment. The Company was organized by CSI-Maryland to enable CSI-Maryland to merge with and into the Company on March 31, 1994 in order to effectuate a reincorporation in the State of Delaware.

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

     In pursuit of its plans for geographic expansion, the Company opened offices near Philadelphia, Pennsylvania in January, 1995 and in Richmond, Virginia in December, 1995. In addition, as part of the Company's efforts to expand its technological expertise and customer base, the Company completed its acquisition of Capitol Computer Systems, Inc., doing business as CCS Systems, Inc. in December, 1995. CCS Systems, Inc. is a Lanham, Maryland value added reseller specializing in equipment sales and computer hardware maintenance. Furthering its expansion efforts, the Company acquired Cintronix, Inc., which specializes in the sale and servicing of personal computers, in January, 1997 and Advanced Network Systems, which provides network integration service and sales to companies and associations in the Washington, DC metropolitan area, in February, 1997. The Company acquired the assets of Phoenix Service, Inc. in May, 1997. Phoenix Service, Inc. provides mainframe sales and maintenance services in the Eastern region of the country, as well as outside Chicago, Illinois and San Francisco, California. The Company sold the assets of Cintronix, Inc., on June 30, 1999, pursuant to poor performance as discussed later in this Form 10-K.

     Initially, the Company's business was limited to providing service for computer mainframes manufactured by International Business Machines and peripheral equipment, such as printers, disk drives, tape drives and computer controllers. The Company has broadened its peripheral support to include servicing for products manufactured by Memorex, Storage Technology and various other original equipment manufacturers of input/output products. In addition, the Company offers maintenance services for personal computers and associated peripheral equipment produced by several major manufacturers, such as IBM, Compaq, NEC, Epson and Hewlett-Packard. The Company also provides parts and services for computer mainframes manufactured by Digital Equipment Corporation such as DEC VAX platforms and peripheral equipment.

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

     The Company began actively selling new and refurbished computer equipment in 1993. The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the computer equipment that they purchase from the Company upon delivery. Given the Company's large existing customer base, the addition of equipment sales enables the Company to "bundle" its
services  to  include  the  sale  of  equipment  to  a  customer,   the
installation of such equipment and the maintenance of the installed equipment on a continuing basis.

      The   industry   in  which   the   Company   operates   has  been
characterized by rapid and continuous technological advances, permitting cost reduction, increased computer processing capacities and broadened equipment platforms. Customers frequently upgrade or replace equipment and also use mainframes and peripheral equipment manufactured by various vendors to take advantage of technological innovations. As a result, equipment, which is replaced by different or newer models, becomes available to the resale or secondary market. This enables the Company to purchase this equipment and support an additional product line.

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

      IBM manufactures most of the mainframe computers maintained and serviced by the Company, although the Company also provides such services for computers manufactured by other companies, including Memorex, Storage Technology, and DEC. Numerous companies manufacture the personal computers and peripheral equipment currently serviced by the Company. The Company, in 1995, expanded its business to include the sale and servicing of IBM RISC System/6000, IBM AS/400 and IBM
ES/9000. In addition, the Company greatly expanded its sales and servicing capabilities in the mid-range computer area with the acquisition of Advanced Network Systems in early 1997.


  Maintenance Agreements

      The Company provides most of its services pursuant to maintenance agreements having terms of one or more years. Pursuant to such agreements, a customer is obligated to pay a fixed amount on a monthly basis in exchange for the Company's agreement to provide all parts (other than expendable parts) and labor necessary to maintain or repair the equipment subject to the agreement during the term of the agreement. Additionally, the Company occasionally provides services on a "time-and-materials" basis pursuant to which a customer agrees to pay a specified rate for each particular service to be performed by the Company and to purchase any replacement parts used in connection therewith. The Company's standard maintenance agreement provides that upon expiration of the initial term thereof, such agreement will continue on a month-to-month basis until such time as either party terminates the agreement. It has been the Company's experience that very few of its maintenance agreements with its customers are canceled or discontinued upon expiration of their initial terms given the monthly renewal provisions.

      Most of the Company's maintenance agreements with agencies of the federal government are entered into for terms of three to five years. However, such maintenance agreements provide agencies an annual right to terminate the contract in the event that the agencies do not receive the requisite governmental funding. Revenues from such contracts are, therefore, dependent upon annual governmental funding. Such termination rights have seldom been exercised, however, and such maintenance agreements have terminated upon expiration of their specified terms and, in most cases, have been renewed for one-year periods.


  Subcontracting

     The Company has entered into subcontracting agreements with several of its vendors pursuant to which such vendors perform certain services which the Company has agreed to provide to customers pursuant to existing maintenance agreements. In such cases, the Company acts as the "prime contractor" for the provision of computer maintenance services and the vendor acts as the "subcontractor." The Company enters into such agreements for several reasons. The Company may elect to enter into subcontracting agreements when the equipment that is subject to a maintenance agreement is expensive or is otherwise difficult for the Company to obtain or replace. Similarly, such subcontracting agreements have been advantageous to the Company when the services required by a maintenance agreement have been of a particular level of engineering expertise that the Company does not otherwise provide. The Company also enters into subcontracting agreements because customers sometimes prefer to be provided services by one entity, such as the Company. , By employing subcontractors, the Company has the ability to service all of its customer computer equipment (notwithstanding the manufacturer or the model), rather than the customer relying on the services which may be provided individually by each vendor with respect to its own manufactured product or model. Either party may terminate most subcontracting agreements at any time upon delivery of written notice 30 days in advance of such termination. Several companies offer the services and expertise for which the Company enters into subcontracting agreements. Therefore, management believes that the loss of the services of any one subcontractor would not have a material adverse effect on the Company's business.


  Equipment Sales

   The Company sells computer equipment pursuant to equipment sales agreements. Pursuant to such agreements, customers pay for the
computer   equipment   that  they   purchase   from  the  Company  upon
delivery. Generally, the Company takes an order for equipment from a customer, contacts its suppliers to ascertain the availability of the equipment, provides the customer with a quoted price for the equipment and executes an agreement upon the customer's acceptance of the terms. The Company does not, therefore, maintain an inventory of computer equipment, particularly mid-range and personal computer equipment, which is readily available. Revenues from the sale of computer equipment have steadily increased during recent years, with the largest increase resulting from the sale of mid-range and personal computer equipment. Due to recent decisions by manufacturers to develop direct channels to end user customers, and changes in the buying patterns of the federal government, the reseller market for personal computers has substantially decreased with accompanying decreased margins. As a result of these changes management decided to significantly reduce the sale of personal computers, except to customers where other Company services might be leveraged by the sale of equipment.


  Sales and Marketing

     The Company currently employs twelve full-time marketing representatives. Most representatives direct their efforts to promoting the Company's sales and services to commercial accounts, universities, hospitals and associations in the Mid-Atlantic region, Illinois and California. The remaining representatives market the Company's services primarily to federal government agencies. The majority of the leads pursued by the marketing representatives are generated by existing customers and by referrals from various vendors. In addition, the Company utilizes service/product specific databases for telemarketing and direct contact by the sales force.
To date, the Company has done little advertising. However, the Company is in the process of developing an effective marketing and advertising program, a primary part of which will be the integration and cross-education of sales personnel to market each subsidiarys and divisions products and services to the others' customer base.


  Principal Suppliers and Subcontractors

     The Company acquires from IBM a significant part of the equipment and parts that it uses in connection with providing maintenance services. The Company also relies on IBM to provide subcontracting services. Acquisitions of parts and equipment for resale, especially personal computer and network equipment, are purchased from a variety of suppliers, including Ingram Micro, Pinacor, Merisel and Tech
Data.  The  Company  also  subscribes  to a service  called  "CDLANET,"
which provides the Company with access to an "on-line" nationwide database of equipment offered for sale by various vendors and distributors. The Company frequently acquires equipment from various vendors identified using this service. Due to the significant number of comparable vendors of these products, the Company does not feel that the loss of any one supplier would have a material adverse effect on the Company's business.


  Customers

     Historically, most of the Company's direct revenue is derived from services performed through maintenance agreements. The percentage of commercial customers serviced by the Company pursuant to maintenance agreements for the fiscal years ended December 31, 1999 and 1998 equaled approximately 85% and 82%, respectively, of all customers serviced by the Company pursuant to maintenance agreements. Federal government agencies serviced pursuant to maintenance agreements accounted for approximately 19% and 18%, respectively, of the Companys customers for the fiscal years ended December 31, 1999 and 1998. Revenues derived from time and materials agreements approximated 3% and 5%, respectively, of the Company's gross revenues for the fiscal years ended December 31, 1999 and 1998. Revenues generated by parts and equipment sales represented approximately 30% and 31%, respectively, of gross revenues for the fiscal years ended December 31, 1999 and 1998.

     The Company's customers generally have been loyal. It has been the Company's experience that most of its maintenance agreements are renewed. Currently, no one customer represents more than 5% of the total revenues of the Company. The Company's commercial customers include American Management Systems, Inc., Lockheed Martin, Northrop Grumman, IBM, Interactive Systems, Inc., ACS, Amdahl, INOVA
Health System and Medlantic Health Care System, Inc.


  Business Strategy

      The objectives of the Company are to increase its customer base while expanding product offering to existing customers. Management believes that increasing the Company's customer base can be achieved by the cross marketing of products and services between the Company and its acquired subsidiaries and divisions, as well as the expansion of sales and servicing of additional mainframe and mid-range computers. The Company can also realize these objectives by expanding its business to provide sales and service outside of the Mid-Atlantic region into other geographical locations. Management also believes that it can continue to increase its sales of parts and equipment as a result of the Companys designation as a Value Added Reseller of computer equipment produced by various manufacturers. By combining equipment offerings with network design and integration services the Company is in a position to provide a more complete infrastructure to new and existing customers. Additionally, designation as a "Value Added Reseller" enables the Company to acquire computer equipment directly from manufacturers at discounts based upon the volume of its purchases thus increasing overall profit on each sale.

  Acquisitions

     The Company's long-term plan has been to pursue its growth and acquisition strategy on both a regional and national level. Entering a new geographic area on a cost effect basis is greatly facilitated through acquisition of a local service company. The Company implemented this strategy in 1997 when it acquired the assets of Phoenix Service, Inc., which gives the Company the ability to develop business in major population areas in California and Illinois. Management had hoped that the acquisition of Cintronix, Inc. and Advanced Network Systems in early 1997 would further the Companys goal of developing regional clusters of sales and service representatives to improve customer service and to gain greater market penetration, but the expected integration of these acquisitions and the projected increase in marketing and decrease in costs due to economies of scale failed to materialize in 1998. Only the Phoenix Service division of the Company provided significant expansion in growing the customer base profitably. The disappointing performance of these acquisitions caused the Company to take a one-time charge of approximately $1.7 million to write down the carrying value of these companies due to the impairment of the related assets, primarily goodwill. In addition, the Company sold certain of the assets of Cintronix, Inc. in June, 1999, in response to the poor performance, and in an effort to stem the losses generated by changes in the personal computer equipment and sales market. The Company now plans to focus its efforts on the core business of mainframe computer maintenance and sales, and to take advantage of opportunities for expanding national accounts in this segment of operations. The Company does not presently anticipate any further acquisitions until it has sufficiently recovered from the disappointing performance in 1998 of the acquired companies and the overall effect on the combined operations of the Company. The Company has fully assimilated the remaining acquisitions and returned to profitability during the second half of 1999.

      The Company could be subject to liabilities arising from an acquisition in the event the Company has assumed unknown or contingent liabilities or in the event such liabilities are imposed on the Company. In an effort to minimize such risks, prior to making acquisitions, the Company has conducted due diligence investigations of its targets. In addition, the Company has sought to avoid such liabilities by purchasing only selected assets and assuming selected liabilities of certain acquirees and seeking indemnification. There can be no assurance, however, that these efforts will result in the Companys avoidance of any such liabilities, which could have a material adverse effect on the Companys financial condition.


  Employees

     The Company has reduced total full-time employees from 160 on December 31, 1998 to 129 as of December 31, 1999. Employees are located at the Companys headquarters in Gaithersburg, Maryland and in eight cities in the Mid-Atlantic region, Illinois and California.



Item 2.  Description of Property

      The Company's headquarters are located in Gaithersburg, Maryland (the "Gaithersburg facility"). In addition to the Gaithersburg facility, the Company maintains its National Support Center in Beltsville, Maryland (the "Beltsville facility"). Sales and marketing offices are located in Towson, Maryland ("the Towson facility"), Fairfield, New Jersey (the "Fairfield facility"), and Addison, Illinois (the "Addison facility"). The Company has sales and warehouse space in Moorestown, New Jersey (the "Moorestown facility"), Sunnyvale, California (the "Sunnyvale facility") and Richmond, Virginia (the "Virginia facility"). In addition, CCS Systems, Inc., a wholly-owned subsidiary of the Company, maintains its offices and service facilities in the Companys Gaithersburg and Beltsville facilities

     The Gaithersburg facility is leased by the Company pursuant to a lease having a term of ten years, which term expires in November, 2007. The Gaithersburg facility consists of 12,566 square feet and is used by the Company primarily as general office space. The monthly rental payment for such space is approximately $13,350 and is subject to annual increases.

     The Beltsville facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire in October, 2002. The monthly rental payment for such space is $13,912 and is subject to annual increases. The Beltsville facility currently consists of 31,680 square feet and is used by the Company to house the Company's technical support staff, in-house training instructors and logistical personnel, and for the storage and warehousing of the bulk of the Company's equipment, parts and supply inventories.

      The Towson facility is used by marketing personnel of the Company and is leased by the Company on a month-to-month basis. The monthly rental payment for such space is $995.

      The Fairfield facility is used by marketing personnel of the Company. The lease is for a five year period and expires in September, 2003. The monthly rental payment for such space is $2,600.

      The Addison facility is used by marketing personnel of the Company and includes some warehouse space. The lease is for a five-year period and expires in March, 2001. The monthly rental payment for such space is $2,604.

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

       The Sunnyvale facility is leased by the Company pursuant to a lease having a term of two years, which term is scheduled to expire in April, 2001. The Sunnyvale facility consists of approximately 14,875 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in that service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $7,884 and is subject to annual increases.

     The Virginia facility is leased by the Company pursuant to a lease having a term of five years, which term is scheduled to expire in December, 2000. The Virginia facility consists of approximately
5,900 square feet and is used by the Company for storage and warehousing of equipment, parts and supplies for accounts in that service area, as well as office space for the computer engineers assigned to that area. The monthly rental payment for such space is $4,316 and is subject to annual increases.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The Companys Common Stock trades on the OTC Bulletin Board under the symbol CSIS. The following table sets forth the range of high and low trade price information for the periods indicated:

1st Quarter 1998        High  1 1/2       Low   3/4
2nd Quarter 1998        High  1 1/16      Low   9/16
3rd Quarter 1998        High  1           Low   13/32
4th Quarter 1998        High  1           Low   21/64
1st Quarter 1999        High  3/4         Low   1/2
2nd Quarter 1999        High  7/8         Low   7/16
3rd Quarter 1999        High 7/8          Low   9/16
4th Quarter 1999        High  1           Low   9/16


As of February 1, 2000, the Companys Common Stock was held by approximately 290 beneficial holders of record. The Company has never declared or paid a cash  dividend and has no present
plan  to  do  so in  the  foreseeable  future.  The  Company  currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company, and such other factors as the Board of Directors of the Company may deem relevant.



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

     The   Companys   principal   business   is   providing   computer
maintenance and repair services, which are provided under both fixed fee and time and materials arrangements. Under the fixed fee arrangement, which is the primary method of service, a customer pays a fixed monthly fee for the term of the agreement, generally one to two years, for which the Company provides the parts and labor for both scheduled preventative maintenance and emergency repairs. The Company records the revenue from fixed fee contracts ratably over the term of the contract, while the costs the Company incurs to provide the maintenance and emergency repairs are charged to expense as
incurred.    Accordingly,    the   profitability   of   the   Companys
maintenance and repair services can and will be affected by period to period fluctuations in the number and severity of the emergency repairs required by its customers, which the Company cannot predict or control. Additionally, in certain circumstances the Company will choose to provide the contracted-for services by subcontracting with others. Subcontractors are used when the equipment covered by the agreement cannot be serviced by the Company in a cost effective manner, is difficult to repair or replace, or requires unique engineering expertise that is not applicable to equipment utilized by a significant number of the Companys other customers. The Company obtains such subcontracting services through short-term agreements. Profit margin will generally be lower than if the work were not subcontracted. Accordingly, operating results may fluctuate from period to period as a result of changes in the level and nature of subcontracted services.

     The sale of computer equipment accounts expanded rapidly in 1997 and leveled out in 1998, but, due to increased competition, decreases in profit margins and changes in purchasers buying patterns, and the sale of Cintronix in June of 1999, revenues from equipment sales decreased significantly during the second half of 1999 and will continue at the lower level in the future. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance  thereof  than  for  the  profit  on  the  equipment  sale.
Margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Companys technical capabilities to maintain the more current mainframe technology.


  RESULTS OF OPERATIONS

     Revenues from continuing operations for the fiscal year ended December 31, 1999 decreased to $18,360,010 compared to revenues of $18,598,620 for the fiscal year ended December 31, 1998. This decrease in annual revenues resulted from the reduction of sales of personal computers and related equipment and software. Maintenance revenues for 1999 increased to $12,901,125 compared to maintenance revenues of $12,788,646 for 1998. Maintenance services accounted for approximately 70% of the Companys continuing revenues for 1999 compared to 69% for 1998. Equipment and parts sales decreased to $5,458,885 for 1999 compared with $5,809,974 for 1998, comprising 30%
of continuing sales in 1999 and 31% of continuing sales in 1998.

     As a result of Cintronix, Incs operations performing poorly and increased competition in the personal computer equipment business, the Company sold a majority of its operating assets and liabilities to Interactive Systems, Inc., a corporation owned by the Companys majority stockholder. The transaction resulted in the Company realizing cash proceeds of $200,000 and a gain on the sale of these discontinued operations, approximating $67,000. Accordingly, results from Cintronix, Inc. are shown as discontinued operations with prior years restated. Revenues from discontinued operations for the fiscal year ended December 31, 1999 decreased to $5,368,345 compared to revenues of $10,356,219. The discontinued operations cost of sales as a percentage of net discontinuing revenues were 99% in 1999 compared to 92% in 1998. Selling, general and administrative expenses as a percentage of net discontinuing revenues were 11% and 2%, respectively, for 1999 and 1998.

      The Company's cost of sales as a percentage of revenues were 82% in 1999 compared to 82% in 1998. The 3rd and 4th Quarters of 1999 show a lower percentage of cost of sales as a result of a higher percentage of revenues comprised of maintenance services, which have a higher profit margin than that available on equipment sales. The costs of maintenance services has remained basically steady, with an increase in subcontract costs offset by a current decrease in the need for emergency replacement parts. Subcontractor costs could decrease as the necessary expertise is further developed in-house to service newer technology; however, as the Company enters into contracts on even more recent technology, the services of subcontractors may still be required. Gross margins on equipment sales increased slightly during the third and fourth quarters of the year, primarily as a result of the mix change to more mainframe and used equipment sales, which carry higher margins. As revenues from sales of personal computer and mid-range network computers continue to decrease, the margins on these equipment sales will show some increase based on the mix between the mid-range and personal computer sales and the mainframe computer sales, which usually carry higher margins.

      Selling,  general and administrative  expenses as a percentage of net continuing revenues were 18% and 35%, respectively, for 1999 and 1998. The Company expects short-term fluctuations in this percentage in the future as it adds to its technical support, marketing staff and other administrative personnel in order to expand its customer base and increase equipment sales. The selling, general and administrative expenses decreased 49% to $3,325,332 in 1999 compared to $6,484,247 for 1998. The reduction resulted from the reduction of sales in the personal computer product area, reductions in overhead and support staff, and the fact that a significant write-down for uncollectable debt and goodwill was required at the close of 1998.


      The Company's operating loss from continuing operations for the fiscal year ended December 31, 1999 decreased to a loss of $98,282 compared to a loss of $3,994,936 for 1998. The 1999 net loss includes $500,804 loss attributable to a discontinued business (sale of assets and book of business of Cintronix, Inc).


      Net interest expense increased to $71,998 for 1999, compared to net interest expense of $8,899 for 1998. The increase was due to a reduction of interest income. The Company expects that net interest expense reduce as the Company starts generating additional cash from operations.

      Net loss decreased to a loss of $743,084 for 1999 from a loss of $3,986,475 for the prior year as a result of operating adjustments outlined in the above paragraphs.

      Management is now focused on the expansion of the core business of the Company, primarily maintenance services, and taking advantage of what are perceived to be favorable conditions for expansion in this industry.


  LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $152,322 at December 31, 1999, compared to $410,848 at December 31, 1998. Cash flows provided by operations for 1999 totaled $665,525. The decrease in working capital resulted primarily from a reduction in the revolving credit line made available by Crestar Bank. The ratio of current assets to current liabilities decreased slightly to 1.04:1 at December 31, 1999 from 1.08:1 at December 31, 1998.

      The Company has a line of credit with Crestar Bank that expired in October, 1998 and continued under a forbearance agreement until May, 1999, until the financial operations of the Company could be reevaluated by the bank. The bank has since rejected extending this line for another year, but has extended the line until the Company has acquired alternative financing. The bank reduced the credit line from $2,000,000 to $1,750,000 in September of 1999 and increased the interest rate being charged to 3% over prime. At December 31, 1999, the balance owed on this line of credit was $1,595,672.

Effective  March 6,  2000,  the  bank has  notified  the  Company  that further reductions will be made to the maximum outstanding amount under the line of credit. From March 6, 2000 until March 16, 2000, the maximum outstanding amount under the line will remain at $1,750,000. For the period from March 17, 2000 to March 23, 2000, the maximum outstanding amount under the line will be reduced to $1,500,000. Finally, beginning March 24, 2000, the maximum outstanding amount under the line will decrease by $100,000 per week.

      The  Companys   principal   commitments  at  December  31,  1999
consisted of obligations under operating leases for facilities.

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

  Year 2000 Issues

      The Company has not been adversely affected in any material respect because of Year 2000 issues.







F-1




Item 7.  Financial Statements and Supplementary Data


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


INDEX




Page

Independent Auditor's Report ...................................   F-2

Consolidated Balance Sheet as of December 31, 1999 .............   F-3.F-4

Consolidated Statements of Operations for the years ended
December 31, 1999 and 1998......................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1999 and 1998......................................   F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998......................................   F-7.F-8

Notes to Consolidated Financial Statements .....................   F-9.F-18














F-8







                           INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders of CSI Computer Specialists, Inc.



            We have audited the accompanying consolidated balance sheet of CSI Computer Specialists, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSI Computer Specialists, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

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







GOLDSTEIN GOLUB KESSLER LLP


New York, New York
February 11, 2000, except for Note 4,
 as to which the date is March 6, 2000

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999




Assets:
Current Assets:
  Cash and cash equivalents                                         $   151,717
  Accounts Receivable                                                 2,124,120
  Accounts Receivable - Related Party                                   170,400
  Net Investment in Sales-Type Leases - Current                          47,161
  Resale Inventory                                                       68,437
  Parts and Supplies                                                    865,961
  Prepaid Income Taxes                                                  440,000
  Prepaid Expenses                                                      159,664
  Miscellaneous Receivables                                              69,398

  Total Current Assets                                                4,096,858

Property and Equipment:
  Vehicles                                                               80,832
  Furniture and Fixtures                                                253,761
  Equipment                                                           1,251,073
  Leasehold Improvements                                                141,593

  Totals - At Cost                                                    1,727,259
  Less Accumulated Depreciation and Amortization                      1,287,783

  Property and Equipment - Net                                          439,476

Other Assets:
  Goodwill                                                              462,972
  Deferred Tax Asset (net of valuation allowance of $156,000)            73,000
  Net Investment in Sales-Type Leases - Noncurrent                       25,199
  Other Assets                                                           95,516

  Total Other Assets                                                    656,687

  Total AssetS                                                      $ 5,193,021



The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.



CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $ 1,656,132
  Accounts Payable - Related Party                                      274,723
  Accrued Expenses                                                      418,009
  Bank Revolving Line of Credit                                       1,595,672

  Total Current Liabilities                                           3,944,536

Commitments
  --

Stockholders' Equity:
  Preferred Stock - Authorized, 10,000,000 Shares of $.001 Par Value;
   Issued, None                                                              --

  Common Stock - Authorized, 25,000,000 Shares of $.001 Par Value;
   Issued 4,029,614 Shares, Outstanding 3,715,888 Shares                  3,716

  Paid-in Capital                                                     5,182,739

  Accumulated Deficit                                               (3,894,124)

                                                                      1,292,331

  Less: treasury stock, 313,726 shares at cost                         (43,846)

  Total Stockholders' Equity                                          1,248,485

  Total Liabilities and Stockholders' Equity                        $ 5,193,021



The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years ended
                                                        December 31,
                                                         1 9 9 9   1 9 9 8

Revenue                                                $18,360,010 $18,598,620

Costs and Expenses:
  Cost of Sales                                         15,132,960  15,274,669
  Selling, General and Administrative                    3,325,332   6,484,247
  Asset Impairment                                              --     834,640

  Total Costs and Expenses                              18,458,292  22,593,556

  Operating [Loss]                                        (98,282)  (3,994,936)

Other Income [Expense]:
  Interest Income                                           69,876      99,108
  Interest Expense                                        (141,874)   (108,007)

  Total Other Income [Expense]                             (71,998)     (8,899)

  [Loss] Before Provision [Benefit] for Income Taxes      (170,280) (4,003,835)

Provision [Benefit] for Income Taxes:
  Current                                                               (9,019)
  Deferred                                                  72,000    (322,419)

  Total Provision [Benefit] for Income Taxes                72,000    (331,438)

  [Loss] from Continuing Operations                       (242,280) (3,672,397)

Discontinued Operations, Net of Income Taxes:
  Loss from Operations                                    (567,355)
(314,078)
  Gain on Sale of Discontinued Operations, net of tax      66,551          --

  Total [Loss] from Discontinued Operations               (500,804)   (314,078)

  Net [Loss]                                           $  (743,084)
$ (3,986,475)

   Earnings per Share:
     [Loss] from Continuing Operations per Share            $     (0.07)
$ (0.91)
     [Loss] from Discontinued Operations per Share          $     (0.15)
$ (0.08)
     Gain on Sale of Discontinued Operations per Share      $      0.02
$  --

  Net [Loss] per Share                                      $     (0.20)
$ (0.99)

  Weighted-Average Number of Shares Outstanding         3,715,888   4,029,614



The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

-----------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------



                                       Retained
                                       Earnings                         Total
           Common Stock    Paid-in(Accumulated   Treasury Stock   Stockholders'
            Shares   Amount   Capital  Deficit)   Shares    Amount     Equity

Balance - December 31, 1997
        4,041,126 $4,041   $5,627,114 $835,435    - 0 -    - 0 -   $ 6,466,590

Issuance Pursuant to Stock
  Purchase Agreement -
  December 28, 1995
         75,000       75       (75)       --       --        --          --

   Redemption of Stock
       (86,512)     (86)     (109,914)       --       --     --      (110,000)

   Reclassification of
    Redeemable Common Stock
      (313,726)   (314)    (399,686)       --       --        --      (400,000)

Net [Loss]   --                     (3,986,475)         --          (3,986,475)

Balance - December 31, 1998
  3,715,888     3,716   5,117,439   (3,151,040)     --        --     1,970,115

Purchase of treasury stock--      --              313,726   (43,846)   (43,846)

Fair Value of Options Issued
    to Nonemployee          --       65,300        --       --          65,300

Net [Loss]                  --   -- (743,084)           --          --(743,084)

Balance - December 31, 1999

  3,715,888   $3,716   $5,182,739 $(3,894,124)  313,726 $ (43,846)  $ 1,248,485




The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years ended
                                                               December 31,
                                                           1 9 9 9     1 9 9 8
Cash Flows from Operating Activities:
  Net [Loss]                                           $ (743,084)$ (3,986,475)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:
   Depreciation and Amortization                            293,701     436,389
   Gain on Sale of Discontinued Operations                  (66,551)
--
   Fair Value of Options Issued to Nonemployee               65,300          --
   Asset Impairment                                              --   1,721,154
   Amortization of Parts and Supplies                       875,767   1,086,313
   Provision for Bad Debts                                   36,000     310,747
   Deferred Income Taxes                                     72,000    (327,835)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
   Accounts Receivable & Net Investment Sales-Type Leases 1,410,416    (196,249)
     Resale Inventory                                       444,742    (128,938)
     Parts and Supplies                                    (815,684)   (979,289)
     Prepaid Income Taxes                                  (96,338)     (20,118)
     Prepaid Expenses                                      (55,237)      68,604
     Miscellaneous Receivables                             (44,200)     (12,246)
     Other Assets                                           (2,433)         170

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 (708,874)  1,065,177

   Total Adjustments                                      1,408,609   3,023,879

  Net Cash Provided by [Used in] Operating Activities       665,525    (962,596)

Cash Flows from Investing Activities:
  (Increase) Decrease in Cash - Restricted                  443,846     (26,949)
  Acquisition of Property and Equipment                     (37,685)   (198,621)
  Proceeds from Sale of Discontinued Operations             200,000          --

  Net Cash Provided by [Used in] Investing Activities       606,161    (225,570)

Cash Flows from Financing Activities:
  Payments on Long-Term Debt                                (12,174)     (7,672)
  Redemption of Common Stock                                (443,846)  (110,000)
  (Payments) Proceeds on Revolving Line of Credit          (712,984)  1,161,817

  Net Cash [Used in] Provided by Financing Activities    (1,169,004)  1,044,145

  Net Increase [Decrease] in Cash and Cash Equivalents      102,682    (144,021)

Cash and Cash Equivalents - Beginning of Year                49,035     193,056

  Cash and Cash Equivalents - End of Year                $  151,717   $  49,035


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Years ended
                                                              December 31,
                                                            1 9 9 9     1 9 9 8
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
   Interest                                                 $192,924   174,752
   Income Taxes                                             $ 6,045   $ 10,394




The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.


F-24



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

The Company provides computer hardware services, which primarily consist of maintenance and repair along with installation and de-installation of equipment, and sales of parts and equipment to governmental and commercial entities in Maryland, Virginia, District of Columbia, Delaware, Pennsylvania, New Jersey, New York, Connecticut, Illinois, and California. The Company provides its services to customers primarily pursuant to maintenance agreements for terms of one to three years.

[2] Summary of Significant Accounting Policies

A summary of the significant accounting policies in the preparation of the accompanying consolidated financial statements follows:

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Parts and Supplies - Bulk purchases of spare parts and supplies which are utilized to support maintenance contracts are recorded at cost and are amortized to operations on a straight-line basis over a period ranging from 18 to 24 months. The Company also purchases certain parts for immediate use which are charged to expense as incurred. Management estimates that this methodology approximates a lower of cost or market inventory valuation on an average-cost basis.

Property and Equipment and Depreciation - Property and equipment is recorded at cost. Depreciation is provided for using declining balance methods based on estimated useful lives of five to seven years. Equipment under operating leases are depreciated over the terms of the respective leases, usually two to three years.

Depreciation for the years ended December 31, 1999 and 1998 was $255,784 and $262,068, respectively.

Expenditures for normal repairs and maintenance are charged against income as incurred.

Net Investment in Sales-Type Leases - The Company's leasing operations consist principally of the leasing of computer equipment to existing monthly maintenance customers. The leases are for terms of two to three years and are cancelable at any time by the lessee. If the lease goes to term, ownership of the equipment passes to the lessee. The Company's leasing operations consist principally of leasing computer equipment under sales-type leases expiring in various years through 2002.


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[2] Summary of Significant Accounting Policies [Continued]

Minimum lease payments to be received as of December 31, 1999 are:

 Year ending
December 31,
  2000                                 $  88,820
  2001                                    31,129

  Total                                 119,949
  Less: Interest Portion                (47,589)

   Total                               $ 72,360

  Current                              $ 47,161
  Noncurrent                           $ 25,199

Income Taxes - The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. In 1997, the Company elected to change its method of reporting income for tax purposes to the accrual method. Temporary differences between financial reporting and tax reporting existing as of January 1, 1996 are being recognized over the next five-year period [see Note 7].

Goodwill Policy - Amortization is provided on a straight-line basis over 15 years. Goodwill, net of accumulated amortization of approximately $463,000, represents the excess of cost over the fair value of net assets acquired. Accumulated amortization at December 31, 1999 was approximately $98,000.

Impairment - Management evaluates the period of amortization of intangible assets to determine whether events and circumstances warrant revised estimates of useful lives. Additionally, management reviews long-lived assets including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 1998, it was determined that the estimated future cash flows were below the carrying value of
the  Companys   goodwill.   Accordingly,   the  Company  adjusted  the
carrying  value of goodwill  to the  estimated  value of  approximately
$500,000 resulting in a noncash impairment loss of approximately $1,721,000 ($0.43 per share).

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes and applies the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

Advertising  Costs -  Advertising  costs are  expensed  when  incurred.
Advertising expense was $22,562 and $50,841 for the years ended December 31, 1999 and 1998, respectively.


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


[2] Summary of Significant Accounting Policies [Continued]

Revenue Recognition - The Company derives its revenue principally from fixed-price maintenance contracts, which it recognizes ratably over the term of the contract. Revenue from computer equipment sales and performance under time and materials contracts are recognized upon product shipment or the performance of the related work.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings per Share - Earnings per share are calculated by dividing net earnings by the weighted-average common shares outstanding. Options and warrants did not result in dilution for the years ended December 31, 1999 and 1998.

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

[3] Accounts Receivable

Accounts receivable at December 31, 1999 consist of:

Receivables Under U. S. Government Contracts and Subcontracts:      232,732
Total Commercial & Other Receivables                              2,364,720
                                                                  2,597,452
Less:  Allowance for Doubtful Receivables                           233,534

  Total                                                         $ 2,363,918

[4] Revolving Line of Credit

The Company has a line of credit with a bank. The line bears interest at the rate of 3.0% over prime. The prime rate at December 31, 1999 was 8.5%. The line is secured by substantially all of the Company's assets. The Company is required to maintain certain ratios and $4,400,000 in tangible net worth. The Company was not in compliance with the ratios or the tangible net worth requirements at December 31, 1999, and is currently in a workout arrangement with the lender. The balance due on the line of credit at December 31, 1999 was $1,595,672. The line of credit expired on October 31, 1998 and the lender has decided not to renew the line of credit with the Company. The Company is currently using the line to fund its operations until a new source of financing can be obtained. From March 6, 2000 until March 16, 2000, the maximum amount outstanding under the line was $1,750,000. From March 17, 2000 to March 23, 2000, the maximum amount outstanding under the line was $1,500,000. Beginning March 24, 2000 the maximum amount outstanding under the line will decrease by $100,000 per week.



CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[5] Fair Value of Financial Instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The carrying amount of the revolving line of credit is estimated to approximate fair value because of the short maturities of those instruments.

[6] Commitments

The Company leases facilities and vehicles under operating leases which expire at various dates through 2007. Facility lease agreements provide for rent increases based on changes in the Consumer Price Index and adjustments for a proportionate share of real estate taxes and operating expenses.

Minimum rental commitments under all noncancelable operating leases with a remaining term in excess of one year are as follows:

Year                                                    Amount

2000                                                 $  713,576
2001                                                    566,209
2002                                                    519,621
2003                                                    356,930
2004                                                    231,978
Thereafter                                              439,878

  Total                                              $2,828,192

Total rent expense for the years ended December 31, 1999 and 1998 approximated $807,700 and $860,100, respectively.

In April 1995, the Company entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and its
President for an initial period through 1999 with automatic renewals for successive one-year periods, unless terminated by the Company or the executive. The Chief Financial Officer left the Company during 1999. His successor is under a one-year consulting agreement that expires August 15, 2000. The remaining agreements provide for base compensation aggregating $443,000 subject to annual cost-of-living increases, as well as a bonus to the Chief Executive Officer equal to 5.5% of the Company's earnings before income taxes. [See Note 11].


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[7] Income Taxes

The components of provision [benefit] for income taxes are as follows:

                                                      December 31,
                                                   1 9 9 9    1 9 9 8

Current:
  Federal                                         $   - 0 -  $116,385
  State                                               - 0 -  (132,679)

  Total Current Provision [Benefit]                   - 0 -   (16,294)

Deferred:
  Federal                                          57,744    (298,504)
  State                                            14,256     (29,331)

  Total Deferred Provision [Benefit]               72,000    (327,835)

   Total                                          $ 72,000   $(344,129)


The following table reconciles the U.S. federal income tax rate to the Company's effective tax rate:

                                                 1 9 9 9      1 9 9 8

U.S. Statutory Rate                                (34.0)%      (34.0)%

Increases [Decreases] Resulting from:
  State Income Taxes                                (7.0)%       (7.0)%
  Surtax Exemption                                   5.0 %        5.0 %
  Adjustment for nondeductible goodwill expense                   28.0 %
  Valuation allowance                               78.0 %

  Totals                                            42.0 %       (8.0)%


The tax effects of temporary  differences,  loss  carryforwards and the
valuation   allowance  that  gives  rise  to  deferred  tax  assets  at
December 31, 1999 were as follows:

Temporary Difference - Inventory Adjustment          $   73,000
Net Operating Losses                                  1,160,000
Less:  Valuation Allowance                           (1,160,000)

  Deferred Tax Asset                                 $   73,000

The Company has approximately $2,976,000 of loss carryforwards that may be offset against future taxable income. If not used, the carryforwards will expire in 2019.

[8] Related Party Transactions

For the years ended December 31, 1999 and 1998, the Company recognized revenue approximating $1,165,000 [including equipment sales of $52,000], and $1,061,000 [including equipment sales of $518,400], respectively, from a corporation owned by the Company's majority stockholder. At December 31, 1999, accounts receivable and accounts payable include $170,400 and $274,723, respectively, from the related party.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[9] Major Customers

Revenue under U. S. government contracts approximated 19% and 18%, respectively, of total maintenance contract revenue for the years ended December 31, 1999 and 1998.

[10] Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as a result of the dispersion of the Company's customer base among both governmental and commercial entities in the Mid-Atlantic area. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with what it believes are high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company has $74,000 in financial institutions which are subject to such risk.

[11] Acquisition of Subsidiary and Divisions

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

The purchase price of this acquisition exceeded the fair value of the net assets of Cintronix, Inc. by $1,022,901 which was being amortized over fifteen years under the straight-line method. As a result of severe changes in market conditions, Cintronix, Inc. has continued to operate at a loss and is expected to operate at a loss in the future. This has triggered an impairment of the goodwill (see Note
2). The Company prepared revised projections by product line which provided the basis for measurement of the asset impairment charge. Accordingly, the Company has charged operations for the remaining balance of goodwill of $886,514, during the fourth quarter of 1998. On June 30, 1999, a majority of the assets and liabilities of Cintronix, Inc. were sold to Interactive Systems, Inc.


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7


[11] Acquisition of Subsidiary and Divisions [Continued]

["ISI"], a corporation owned by the Company's majority stockholder, for $200,000. ISI also has the option to purchase the common stock of Cintronix, Inc. for the sum of $10. In addition, ISI will assume responsibility of Cintronix, Inc.'s office sublease and employment agreements.

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


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


[12] Discontinued Operations

On June 30, 1999, the Company sold a majority of the operating assets and liabilities of Cintronix, Inc., a wholly owned subsidiary to
Interactive Systems, Inc. ["ISI"], a corporation owned by the Company's majority stockholder. Cintronix, Inc.'s operations involved the sale and service of computer equipment. The transaction resulted in the Company realizing cash proceeds of $200,000 and a gain on the sale of the discontinued operations, approximating $67,000. No significant income taxes resulted from the gain on the sale of the Company's discontinued operations. Accordingly, results from Cintronix, Inc. are shown as discontinued operations with the prior year restated. Components of amounts reflected in the income statements are presented in the following table:

                                                      Year ended
                                                      December 31,
                                                   1 9 9 9     1 9 9 8

Revenue                                         $5,368,345   $10,356,219

Costs and Expenses                              5,918,049     10,609,417

Loss before Other Expense and Income Taxes       (549,704)      (253,198)

Other Expense                                     (17,651)       (73,571)

Income Taxes                                           --         12,691

Gain on Sale of Discontinued Operations, Net of Tax               66,551
--

   Total                                        $(500,804)   $  (314,078)

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

Following is a summary of the status of fixed options outstanding at December 31, 1999:

                                                                 Exercisable
                          Outstanding Stock Options            Stock Options
                         Weighted-Average
   Range of                  Remaining     Weighted-Average    Weighted-Average
Exercise Prices  Shares  Contractual Life Exercise Price  Shares Exercise Price

$0.87 - $1.50    11,050           6         $0.93       11,050       $0.93
$5.38           119,750           6         $5.38       119,750      $5.38


CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[13] Stock Options [Continued]

A summary of stock options activity under all plans is as follows:

                                          1 9 9 9                1 9 9 8
                                           Weighted-Average    Weighted-Average
                                   Shares  Exercise Price Shares Exercise Price

Outstanding - January 1,           130,800   $ 5.00        139,350       $4.99

Granted                                 --          --          --         --
Exercised                               --          --          --         --
Forfeited/Expired                       --          --      (8,550)      (4.69)

  Outstanding - December 31,       130,800   $       5.00  130,800       $ 5.00

  Exercisable - December 31,       130,800   $       5.00  130,800       $ 5.00

  Shares Available on December 31,
   for Options that May Be Granted           169,200                  169,200

The Company also adopted an incentive compensation plan in 1995 for the majority stockholder whereby the stockholder has been granted a ten-year option to purchase up to 200,000 shares of common stock at an exercise price of $1.95 per share. The options are exercisable if the Company achieves certain earnings levels as follows:

  Earnings Before
 Interest and Taxes                 Number of Shares

   $1,200,000                           100,000
   $2,000,000                           100,000

If it becomes probable that the above earnings levels will be achieved, the Company will recognize compensation expense equal to the difference between the fair market value at the grant date and the exercise price pursuant to APB Opinion No. 25. Achievement of the above earnings levels is likely to result in substantial compensation expense to the Company in future years.

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been unchanged.



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

                                      Maintenance     Parts And    Consolidated
Year Ended December 31, 1999           Services    Equipment Sales     Total
-----------------------------------------------------------------------

Revenue                               12,901,125      5,458,885     18,360,010

Cost of Goods Sold and Services
Performed                             10,288,414      4,844,546     15,132,960

                                      Maintenance     Parts And    Consolidated
Year Ended December 31, 1998           Services    Equipment Sales     Total
-----------------------------------------------------------------------

Revenue                               12,788,646      5,809,974     18,598,620

Cost of Goods Sold and Services
Performed                             10,011,107      5,263,560     15,274,669

Asset Impairment                         834,640             --        834,640

Segment  information on the Company's  interest  expense,  depreciation
and   amortization   expense,   income   tax   expense,   fixed   asset
acquisitions, goodwill and deferred tax asset is unavailable.

[15] New Authoritative Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

[16] Effect of Year-end Adjustments

In  the  financial  statements  included  in  the  Company's  quarterly filings on Form 10QSB for the year ended December 31, 1999, the Company did not account for its inventory and allowance for doubtful accounts properly. The fourth quarter includes an additional expense of approximately $275,000 related to the Company's inventory valuation and approximately $200,000 related to the Company's write-offs of doubtful accounts.

The Company is in the process of determining the impact on the previous quarters and amending the quarterly filings.




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

None.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of Registrant

Donald C. Weymer
Chairman of the Board of Directors
Chief Executive Officer
Secretary

Donald C. Weymer has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since 1988 and has been the Secretary of the Company since March, 1994. He was the Chief Financial Officer from March, 1994 until October, 1995. In 1991 Mr. Weymer founded ISI, a Virginia corporation which provides data processing outsourcing, timesharing and fundraising assistance to agencies of the federal government, non-profit organizations and commercial clients. Mr. Weymer has served as the Chief Executive Officer and the President of ISI since 1991.
      Term of Office: Mr. Weymer's term as director is three years, expiring in 2000 or until a successor is elected and qualified.
      Age: 55


William F. Pershin
Director
President
Chief Accounting Officer

William F. Pershin has been the President and a director of the Company since 1988 and has been the Chief Accounting Officer of the Company since March, 1994.
      Term of Office: Mr. Pershin's term as director is three years, expiring in 1999 or until a successor is elected and qualified.
      Age: 45


David A. Chappell
Director

David A. Chappell has been an insurance agent with Northwestern Mutual Life since 1984. In addition, he has been an account representative with Jacksonville Specialty Advertising since 1997. Mr. Chappell was appointed to the Board of Directors in March, 1998 to fill a vacancy.
      Term of Office: Mr. Chappell's term as director expires in 2001 or until a successor is elected and qualified.
      Age: 45



Section 16(a) Beneficial Ownership Reporting Compliance

Section  16(a) of the  Securities  Exchange  Act of 1934,  as  amended,
the   Exchange   Act,   requires  that  the  Companys   directors,
executive officers, and persons who own more than 10% of a registered class of the equity securities of the Company reporting persons file with the Securities and Exchange Commission the Commission initial reports of ownership, and reports of changes in ownership, of shares of stock, and options to purchase such shares, of the Company. Reporting persons are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of Section 16(a) reports furnished to the Company for the fiscal year ended December 31, 1999, the 1999 fiscal year and representations by reporting persons that no other reports were required for the 1999 fiscal year, all Section 16(a) reporting requirements were met.


Item 10.  Executive Compensation


SUMMARY COMPENSATION TABLE


The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1998, to the Companys executive officers:


          Annual Compensation                     Awards
_______________________________________________________________________________
Name                          Other    Number of
and                           Annual   Under-
Principal                     Comp.    lying
Position     Year          Salary          Bonus  Options   Options
_______________________________________________________________________________
Donald    C. 1999  $191,439 0           0             0
Weymer
Chief
Executive
Officer,
Chairman  of
the   Board,
Secretary
             1998  $180152  0           0             0

             1997  $178,464             0             0

William   F. 1999  $159,527 0           0             0
Pershin
President
and Director
             1998  $150,122 0           0             0
             1997  $142,974 0           0             0




Item  11.  Security   Ownership  of  Certain   Beneficial   Owners  and
Management

The following table sets forth, as of December 31, 1999, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) all persons known by the Company to own more than 5% of such shares, (ii) each director, (iii) each executive officer, and
(iv) all executive officers and directors as a group. Unless otherwise noted below, each person named in the table has sole voting and sole investment power with respect to each of the shares beneficially owned by such person.


Name and Address              Amount of
of Beneficial Owner           Beneficial
                              Ownership            Percent
______________________________________________________________________________
Donald C Weymer               1,165,000            31.3%
1013 Parrs Ridge Road
Spencerville,
Maryland  20868

William F Pershin             640,000              17.2%
11616 Morning Star Drive
Germantown,
Maryland  20876



All executive                 1,805,,000           48.5%
officers and
directors as a group
(2 persons)

Item 12.  Certain Relationships and Related Transactions

Donald C. Weymer

The Company provides computer maintenance services to ISI, which is owned by Donald C. Weymer, a stockholder, director and officer of the Company, pursuant to the terms of maintenance agreements. Mr. Weymer is also the owner and chief executive officer of ISI. For the years ended December 31, 1999 and 1998, the Company recognized revenue approximating $1,571,690 [including equipment sales of $52,087], and $1,571,690 [including equipment sales of $669,700], respectively, from a corporation owned by the Company's majority stockholder. See
Note 9 of the Financial Statements included in Item 7 hereof.


Item 13.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on
Form 8-K

(a)   Exhibits

Exhibit
Number            Title of Exhibit

3.4 ** Agreement and Plan of Merger between CSI Computer Specialists, Inc. (Delaware) and Computer Specialists, Inc. (Maryland) filed with the Securities and Exchange Commission as an exhibit to the Registration Statement filed on July 19, 1995 the Registration Statement and incorporated herein by reference.

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

 4.3 ** Form of Underwriters Unit Purchase Option, filed with the Securities and Exchange Commission as an exhibit to the Registration Statement and incorporated herein by reference.

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


(b)   Reports on Form 8-K       None


     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CSI Computer Specialists, Inc.

March 28, 2000           By:   /s/  Donald C. Weymer
Date                        Donald C. Weymer
                            Chief Executive Officer



March 28, 2000           By:  /s/ William F. Pershin
Date                          William F. Pershin







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2000           By:   /s/  Donald C. Weymer
Date                        Donald C. Weymer
                            Chairman of the Board, Chief Executive
                            Officer and Director



March 28, 2000           By:   /s/  William F. Pershin
Date                        William F. Pershin
                             President and Director









                                   Exhibit 21


Subsidiaries of the Company

            Subsidiary (Year Acquired)          State of Incorporation

            CCS Systems, Inc. 1995              Virginia

            Cintronix, Inc.   1997              Maryland