Form 10-Q
period 2000-03-31
CSI COMPUTER SPECIALISTS INC
filed 2000-05-12
CIK 923141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Title                                                        Outstanding

Common Stock, par value $0.001 per share     3,715,888 shares at March 31, 2000

Transitional Small Business Disclosure Format (check one);
Yes___ No X

                 See notes to consolidated financial statements.
                                        2

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    March 31, 2000 December 31,

                            ASSETS                  (Unaudited)          1999

                                             ----------------  ---------------
CURRENT ASSETS

  Cash                                             $  112,167       $  151,717
  Accounts receivable                               2,307,179        2,124,120
  Accounts receivable - Related party                  98,019          170,400
  Net investment in sales-type leases - current        94,632           47,161
  Inventory for resale                                 69,611           68,437
  Parts and supplies inventory                      1,088,138          865,961
  Prepaid income taxes                                429,809          440,000
  Prepaid expenses                                    198,681          159,664
  Miscellaneous receivables                            51,517           69,398
                                             ----------------  ---------------
     Total current assets                           4,449,753        4,096,858

                                             ----------------  ---------------

PROPERTY AND EQUIPMENT - AT COST                    1,736,060        1,727,259
     Less accumulated depreciation                 (1,340,060)      (1,287,783)
                                             ----------------  ---------------
                                                      396,000          439,476
                                             ----------------  ---------------
OTHER ASSETS

  Goodwill (net of Accumulated Amortization)         453,493          462,972
  Net investment in sales-type leases - non-current   52,468           25,199
  Deferred tax asset                                  61,000           73,000
  Other assets                                        95,516           95,516
                                             ----------------  ---------------
                                                     662,477          656,687
                                             ----------------  ---------------

                                                 $ 5,508,230      $ 5,193,021
                                             ================  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 1,741,164        1,656,132
  Accrued expenses                                   456,056          418,009
  Due to affiliate                                   603,416          274,723
  Revolving line of credit                         1,500,000        1,595,672
                                             ----------------  ---------------
     Total current liabilities                     4,300,636        3,944,536
                                             ----------------  ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY

  Preferred stock - authorized, 10,000,000 shares of $.001
   par value; none issued                                  $   -       $     -
  Common stock - authorized, 25,000,000 shares of $.001 par value;
   issued and outstanding, 3,715,988 shares
                                                        3,716            3,716
  Paid-in capital                                   5,182,739        5,182,739
  Accumulated deficit                              (3,935,015)      (3,894,124)
                                              ----------------  ---------------

Less: treasury stock, 313,726 shares at cost          (43,846)         (43,846)
                                              ----------------  ---------------
     Total stockholders' equity                      1,207,594        1,248,485
                                              ----------------  ---------------

                                                  $ 5,508,230       $ 5,193,021
                                                 ============       ===========

                 See notes to consolidated financial statements.
                                        3

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               2000                  1999
Three Months Ended March 31,               (Unaudited)           (Unaudited)

                                     -------------------   -------------------

Revenues

  Maintenance services                    $  3,015,948          $  3,363,698
  Parts and equipment sales                    963,164             1,908,902
                                     -------------------   -------------------

                                          $  3,979,112          $  5,272,600

Costs and expenses

  Cost of maintenance services               2,582,121             2,433,134
  Cost of parts and equipment sales            867,174             1,653,049
  Selling, general and administrative          744,098             1,036,441
                                      -------------------   -------------------
                                             4,193,393             5,122,624
                                      -------------------   -------------------

     Operating income (loss) before provision for income taxes,

        loss from discontinued operations and

        cumulative effect of accounting change (214,281)             149,976

Other (Expense)

  Net interest expense                          (44,829)             (2,182)



                                     -------------------   -------------------

     Income (loss) before provision for income taxes, loss from discontinued operations and

       cumulative effect of accounting change (259,110)               147,794

Provision for Income Taxes

  Deferred                                     12,000                     -
                                     -------------------   -------------------
                                               12,000                     -
                                     -------------------   -------------------

     Income (loss) from continuing operations before loss from discontinued operations and cumulative effect

        of accounting change                 (271,110)               147,794

Loss from discontinued operations                     -             (101,154)
                                     -------------------   -------------------

     Income (loss) before cumulative effect
     of accounting change                    (271,110)                46,640

Cumulative effect of accounting change        230,219

                                      -------------------   -------------------

Net income (loss)                        $    (40,891)             $  46,640
                                      ===================   ===================

     Earnings per Share:
Income (loss) from continuing operations per share $  (0.07)   $     0.04
     (Loss) from discontinued operations per share $   -       $    (0.03)
     Cumulative effect of accounting change per share $ 0.06   $  -
                                      -------------------   -------------------

Net income (loss) per Share             $     (0.01)            $     0.01
                                      ===================   ===================

Weighted-Average Number of Shares Outstanding  3,715,888             3,820,497
                                      ===================   ===================

                   See notes to consolidated financial statements.

CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            March 31,
                                                   2000               1999

                                               (Unaudited)       (Unaudited)

                                            --------------    ---------------

Cash flows from operating activities:          $ (40,891)           $ 46,640
    Net income (loss)
      Adjustments to reconcile net income
(loss) to net cash provided  by/(used
         in) operating activities:

            Depreciation and amortization          61,756             72,308
            Amortization of parts and supplies                       238,018
            Provision for bad debts                 9,000              9,000
            Deferred income taxes                  12,000
            Changes in assets and liabilities:
               (Increase) decrease in:

          Accounts receivable and net
investment in sales-type leases                  (194,418)          (182,476)


                 Inventory - resale                (1,174)             99,299
                 Parts and supplies inventory     (222,177)          (245,177)
                 Prepaid expenses                  (39,017)             10,380
                 Prepaid income taxes               10,191
                 Miscellaneous receivables          17,881
                 Other assets                                            (280)
             Increase (decrease) in:

                 Accounts payable and accrued expenses 123,079         747,101
                                             --------------    ---------------

Total Adjustments                                 (222,879)            748,173
                                             --------------    ---------------

Net cash provided by/(used in) operating activities(263,770)           794,813

Cash flows from investing activities:

  Cash - restricted                                        -           443,846
  Acquisition of property and equipment               (8,801)           (4,136)
                                              --------------    ---------------
Net cash provided by/(used in) investing activities  (8,801)            439,710

Cash flows from financing activities:

  Payments on long-term debt                               -            (4,676)
  Payments on revolving line of credit              (95,672)          (665,000)
  Advances from affiliate                           328,693                  -
  Purchase of treasury stock                               -          (443,846)
                                              --------------    ---------------

 Net cash provided by/(used in) financing activities 233,021        (1,113,522)

                                              --------------    ---------------

Net increase (decrease) in cash and cash equivalents(39,550)            121,001
Cash and cash equivalents at beginning of period     151,717             49,035
                                              --------------    ---------------
Cash and cash equivalents at end of period        $  112,167          $ 170,036
                                              ==============    ===============

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:

     Interest                                      $  44,923          $  28,465
                                              ==============    ===============


                       See notes to consolidated financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation

         The financial statements at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

Note 2 - Change in Inventory Method

         Effective January 1, 2000, the Company changed its method of accounting for the cost of parts and supplies inventory from capitalizing and amortizing the cost of parts and supplies inventory to operations on a straight-line basis over an 18 - 24 month period to the lower of cost, defined as first-in, first-out (FIFO) or market. The Company believes that this method results in a closer matching of costs and revenue during periods of fluctuating prices, thereby reflecting a more realistic picture of the Company's financial condition. The cumulative effect of the change on prior years of approximately $230,000 or $0.06 per share is a one-time increase in net income. The effect of the change on the period ended March 31, 2000 and the proforma effect for the same interim period of the prior fiscal year is not determinable.

Note 3 - Discontinued Operations

         On June 30, 1999, the Company sold a majority of the operating assets and liabilities of Cintronix, Inc., a wholly owned subsidiary to Interactive Systems, Inc. ("ISI"), a corporation owned by the Company's majority stockholder. Cintronix, Inc.'s operations involved the sale and service of computer equipment. These operations have ceased and are no longer reflected in the interim financial statements for the period ended March 31, 2000. The prior period has been restated to reflect the results of Cintronix, Inc. as discontinued operations. Components of amount reflected in the statement of operations are presented in the following table:

Three Months Ended March 31, 1999

Revenues                                           $ 2,433,611

Costs and Expenses                                  (2,513,435)

Other Expense                                          (21,330)

                                                     ----------

                                                    $ (101,154)

                                                      =========

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

         The sale of computer equipment expanded rapidly in 1997, leveled out in 1998,and declined during 1999 due to increased competition and changes in purchasers' buying patterns. The expansion of these sales was fueled primarily by the acquisition of Cintronix, Inc., in 1997, which sold mid-range and personal computer equipment, primarily to the federal government. The continued decrease in the margins in these equipment sales during the 3rd quarter of 1998 and 1st quarter of 1999 resulted in management's decision to sell off the book of business of Cintronix on June 30, 1999. This sale has resulted in a significant decrease in revenues for the Company, but has allowed the elimination of overhead cost associated with the operation of Cintronix. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.

RESULTS OF OPERATIONS

         The Company's first quarter revenues of $3,979,112 was a decrease of 25 % from the first quarter revenues of the prior year of $5,272,600. The decrease in net revenues for the quarter was a direct result of the decrease in parts and equipment sales. Management does not intend to aggressively pursue growth in the parts and equipment sales area, due to the decreased margins available, and also due to the sale of the book of business of Cintronix, Inc., which was the main source of revenue in this area. Maintenance service revenues for the first quarter decreased approximately 10% from the first quarter of 1999. The decrease in maintenance service revenues was attributable to the loss of several customer maintenance contracts. Management intends to increase marketing efforts to promote continued growth primarily in the maintenance service revenue area. Maintenance service revenues accounted for approximately 76% and 64%, respectively, of the Company's consolidated revenues for the first quarters of 2000 and 1999.

         The Company's cost of sales as a percentage of revenues was 87% in the first quarter of 2000 as compared to 78% in the first quarter of 1999. This increase was primarily from higher repair parts cost resulting from the change in accounting for parts and supplies inventory from capitalizing and amortizing the cost of parts and supplies inventory over an 18 - 24 month period to the lower at cost, defined as first-in, first-out (FIFO) or market. This method will result in potentially wider fluctuations in parts costs used in repairs. Gross margins on parts and equipment sales decreased slightly during the first quarter of the year, primarily as a result of the decreased margins available in this area.

         Selling, general and administrative expenses as a percentage of net revenues were 19% and 20% respectively, for the first quarters of 2000 and 1999. The slight decrease in the percentage is primarily due to the Company reducing its sales and administrative workforce as part of its cost reduction efforts. These expenses will continue to decrease as a percentage of sales as the Company continues to adjust its selling, general and administrative expenses to align with the lower sales base. The selling, general and administrative expenses decreased 28% to $744,098 for the first quarter of 2000 compared to $1,036,441 for the same period of 1999. These decreases were a result of the Company's concentrated efforts to reduce costs.

         The Company showed an operating loss from continuing operations of $214,281 for the first quarter of 2000 compared to income of $149,976 for the same period of 1999. This decrease in operating profit was primarily attributable to the discontinuance of customer maintenance contracts and an increase in the cost of parts used in fixed price maintenance contracts.

         Net interest expense from continuing operations increased to $44,829 for the three months ended March 31, 2000, from $2,182 for the same period of 1999. The Company expects net interest expense to increase until it starts generating additional cash from operations that can be used to decrease the Company's outstanding debt. The outstanding line of credit with Crestar Bank at March 31, 2000 was $1,500,000 and the Company has an outstanding debt of $603,416 from an affiliated company at March 31, 2000.

         Effective January 1, 2000, the Company changed its method of accounting for the cost of parts and supplies inventory from capitalizing and amortizing the cost of parts and supplies inventory to operations on a straight-line basis over an 18 - 24 month period to the lower of cost, defined as first-in, first-out (FIFO) or market. The Company believes that this method results in a closer matching of costs and revenue during periods of fluctuating prices, thereby reflecting a more realistic picture of the Company's financial condition. The cumulative effect of the change on prior years of approximately $230,000 or $0.06 per share is a one-time increase in net income. The effect of the change on the period ended March 31, 2000 and the proforma effect for the same interim period of the prior fiscal year is not determinable.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $149,117 at March 31, 2000 compared to $571,812 at March 31, 1999. Cash flows used in operations for the three months of 2000 totaled $263,770, resulting primarily from operating losses and an increase in inventory that was due to the company changing its method of accounting for inventory during the period. The ratio of current assets to current liabilities decreased slightly to 1.03:1 at March 31, 2000 from 1.11:1 at March 31, 1999.

                  Since December 1998, the Company has had difficulty obtaining financing to meet its short-term working capital requirements and has had to rely on funding from an affiliate. The Company was able to obtain a credit facility, which includes a revolving line of credit, with Crestar Bank in 1997 to fund its operations. The credit facility expired in October 1998 and continued under a forbearance agreement until May 1999, so that Crestar Bank could reevaluate the Company's financial operations. Crestar Bank decided not to extend the credit facility for another year. However, Crestar Bank extended the credit line while the Company attempted to obtain alternative financing. The Company attempted without success to establish a new line of credit with several lenders, including IBM Credit Corporation, FINOVA Distribution, FINOVA Special Credit Division and Sandy Spring National Bank. In September 1999, Crestar Bank reduced the credit line from $2,000,000 to $1,750,000 and increased the interest rate being charged to 3% over prime. On March 6, 2000, Crestar Bank notified the Company of its intention to terminate the revolving credit line by reducing the line from $1,750,000 to $1,500,000 on March 23, 2000, and $100,000 per week thereafter until the credit line reaches zero. The Company could not continue to operate under this financing arrangement and could face bankruptcy if it is unable to secure alternative financing for its operations and the repayment of the credit facility. The credit line is secured by substantially all of the Company's assets. At March 31, 2000, there was $1,500,000 outstanding under the credit line. In response to the reduction of available funds under the Crestar Bank credit facility, during fiscal years 1999 and 2000, ISI an affiliate company advanced approximately $325,000 and $275,000, respectively, to the Company to cover operating expenses. ISI is providing the funding to the Company at an interest rate of prime plus 1% per annum, with principal repayable on demand.

         On March 22, 2000, ISI communicated it's intentions to make a tender offer for all of the stock, except that owned by Mr. Donald C. Weymer, of CSI Computer Specialists, Inc.

         At a meeting held on March 24, 2000, the Board of Directors of CSI (the "CSI Board"), by unanimous vote, based on the Company's current financial condition, its inability to obtain financing, which could result in the Company filing for bankruptcy, recent bid prices for the Common Shares on the OTC
Bulletin Board (the "OTCBB") and the Company's current book value, (i) determined that the Offer was in the best interests of CSI and its stockholders; and (ii) recommended acceptance of the Offer by CSI stockholders. Accordingly, the csi Board recommended that the stockholders of CSI accept the offer and tender their shares pursuant to the offer.

         On April 26, 2000 a tender offer was submitted by ISI to the Company's stockholders to purchase all outstanding common shares of the Company at a purchase price of $1.00 per common share, net to the seller in cash (less any required withholding taxes), which expires on May 24, 2000.

Year 2000 Issues

         The Company has not been adversely affected in any material respect because of Year 2000 issues.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On March 22, 2000 the Company was advised by Interactive Systems, Inc., an affiliated company, of it's intentions to make a tender offer of $1.00 per share for all outstanding shares, other than those owned by Mr. Donald C. Weymer, Chairman and Chief Executive Officer of the Company. On March 24, 2000 the Board of Directors, by unanimous vote, recommended acceptance of the Offer by CSI stockholders.

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

4.2 ** Specimen Warrant Certificate, filed with the Securities and Exchange Commission as an exhibitto the Registration Statement and incorporated herein by reference.

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

18.1 ** Preferability Letter, dated May 10, 2000 issued by Goldstein Golub Kessler, LLP.

27.             Financial Data Schedule.

**       Previously filed as noted.

(b)      Reports on Form 8-K

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CSI Computer Specialists, Inc.

                                                  By:   /s/ William F. Pershin

Date: May  12, 2000                                        William F. Pershin

      -------------
                                                       Chief Accounting Officer