Form 10-Q
period 2000-06-30
CSI COMPUTER SPECIALISTS INC
filed 2000-08-08
CIK 923141

2
                                        1


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Title                                     Outstanding

Common Stock, par value $0.001 per share  3,715,888 shares at June 30, 2000

Transitional Small Business Disclosure Format (check one);
Yes___ No X

                                        3
                         CSI COMPUTER SPECIALISTS, INC.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      2000             1999
Assets                                             (Unaudited)
Current Assets
  Cash and cash equivalents                    $     121,509    $     151,717
  Accounts receivable                              1,853,585        2,124,120
  Accounts Receivable- Related Party                  52,083          170,400
  Net investment in sales-type leases - current      104,065           47,161
  Resale Inventory                                    70,228           68,437
  Parts & Supplies                                 1,196,062          865,961
  Prepaid income taxes                                82,145          440,000
  Prepaid expenses                                   103,975          159,664
  Miscellaneous Receivables                           19,048           69,398
                                             --------------------------------

     Total Current Assets                          3,602,700        4,096,858
                                               ------------------------------

Property and Equipment:
  Vehicles                                           107,922           80,832
  Furniture & Fixtures                                56,809          253,761
  Equipment                                        1,491,249        1,251,073
  Leasehold improvements                             143,793          141,593
                                              -------------------------------

   Total - At Cost                                 1,799,773        1,727,259
     Less accumulated depreciation                (1,378,800)      (1,287,783)
                                               -------------------------------

Property and Equipment - Net                         420,973          439,476
                                             --------------------------------

Other Assets
  Goodwill (net of Accumulated Amortization)         444,014          462,972
  Net investment in sales-type leases - non-current   34,809           25,199
  Deferred tax asset                                  41,000           73,000
  Other Assets                                        94,516           95,516
                                             --------------------------------

Total Other Assets                                   614,339          656,687
                                             --------------------------------

Total Assets                                   $   4,638,012     $  5,193,021
                                               ==============================

Liabilities and Stockholders's Equity
Current Liabilities
  Accounts payable                             $   1,405,901     $  1,656,132
  Accrued expenses                                   323,902          418,009
  Due to affiliate                                 2,202,037          274,723
  Revolving line of credit                              -           1,595,672
                                       --------------------------------------

     Total Current Liabilities                     3,931,840        3,944,536
                                             --------------------------------

Commitments

Stockholders' Equity
  Preferred stock - authorized, 10,000,000 shares of
   $.001 par value; none issued                         -                -
  Common stock - authorized, 25,000,000 shares of $.001 par value;
   issued and outstanding 3,715,988 shares             3,716            3,716
  Paid-in capital                                  5,182,739        5,182,739
  Accumulated deficit                             (4,436,437)      (3,894,124)
                                              --------------------------------
                                                     750,018        1,292,331
Less:  treasury stock, 313,726 shares at cost         (43,846)        (43,846)
                                             ---------------------------------

     Total stockholders' equity                      706,172        1,248,485
                                             --------------------------------

Total Liabilities and Stockholder's Equity     $   4,638,012     $  5,193,021
                                               ==============================

       See notes to consolidated financial statements.

                         CSI COMPUTER SPECIALISTS, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended      Six Months Ended
                                      June 30.               June 30,
                                   2000      1999          2000           1999
                                                           (Unaudited)
(Unaudited)
Revenue
   Maintenance services       $ 3,118,779 $ 3,365,475 $ 6,134,727    $ 6,767,324
   Parts and equipment sales    1,055,116   1,287,801   2,018,280      3,158,552
                          ------------------------------------------------------

                              $ 4,173,895 $ 4,653,276 $ 8,153,007    $ 9,925,876

Costs and Expenses
 Cost of maintenance services    2,601,069 2,354,877    5,183,190      4,813,612
 Cost of parts and equipment sale  834,703   882,476    1,701,877      2,220,292
 Selling, general and administrative
                                 1,182,346 1,321,544    1,926,444      2,647,617
                             ---------------------------------------------------

                                 4,618,118 4,558,897   8,811,511   9,681,521

   Operating income (loss) before provision for income taxes, loss from discontinued operations and cumulative effect of accounting
    change                     (444,223)   94,379       (658,504)        244,355

Other Income (Expense)
   Gain on sale of assets              -           28,329                 -
         66,551
   Net interest expense              (37,199)  (32,600)    (82,028)    (73,003)
                                   -------------------------------------------
                                      (37,199)   (4,271)    (82,028)     (6,452)
                                    -------------------------------------------

   Income (loss) before provision for income taxes, loss from discountinued operations and cumulative effect of accounting
   change                 (481,422)        90,108       (740,532)        237,903

Provision for Income Taxes
     Deferred                      20,000                   32,000
                              -----------------------------------------------
                                 20,000                -                 32,000
                            ----------------------------------------------------
      -

Income (loss) from continuing operations before loss from discontinued
 operations and cumulative effect of accounting change
                         (501,422)        90,108       (772,532)        237,903

Loss from discontinued operations, net of income taxes
                           -              (7,023)              -       (108,177)

Income (loss) before cumulative effect of accounting change
                              (501,422)        83,085       (772,532)   129,726

Cumulative effect of accounting change
                                        -                  -             230,219
                     ---------------------------------------------------------
   -

Net income (loss)          $ (501,422) $    83,085  $   (542,313)$   129,726
                              ==================================================

   Earnings per Share:
   Income (loss) from continuing operations per Share$
                              (0.13)$        0.02$        (0.21)$         0.06
   (Loss) from discontinued operations per Share
                               $        - $       -  $         - $        (0.03)
   Cumulative effect of accounting change per Share
                                $        - $       -  $         0.06 $        -

Net income (loss) per Share$    (0.13)$        0.02$        (0.15)$         0.03
                       =========================================================

Weighted-Average Number of Shares Outstanding
                              3,715,888    3,715,988    3,715,888      3,768,176
                          ====================================================

                 See notes to consolidated financial statements.

                         CSI COMPUTER SPECIALISTS, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              June 30,
                                                          2000          1999
                                                      ------------------------

Cash flows from operating activities
  Net income (loss)                                $   (542,313)  $    129,726
    Adjustments to reconcile net income (loss) to
      net cash provided by/(used in) operating activities
        Depreciation and amortization                   109,974        146,028
        Gain on sale of assets                                         (66,551)
        Amortization of parts and supplies                             452,923
        Provision for bad debts                         252,830         18,000
        Deferred income taxes                            32,000
        Changes in assets and liabilities
          (Increase) decrease in:
            Accounts receivable and net investment in sales-type leases 69,508 (237,604)
            Inventory - resale                           (1,791)       (49,050)
            Parts and supplies                         (330,101)      (470,412)
            Prepaid expenses                             55,689         22,387
            Prepaid income taxes                        357,855         (2,201)
            Miscellaneous receivables                    50,350
            Other assets                                  1,000         (4,580)
          Increase (decrease) in
            Accounts payable and accrued expenses      (344,338)       309,886

  Total Adjustments                                     252,976        118,826
                                                   ------------- -------------

            Net cash provided by/(used in) operating activities       (289,337)
  248,552

Cash flows used in investing activities
  Cash - restricted                                     -              443,846
  Acquisition of property an equipment                  (72,513)       (20,651)
                                                  -------------- --------------
            Net cash provided by/(used in) investing activities        (72,513)
  423,195

Cash flows from financing activities
  Payments on long-term debt                                            (5,417)
  Payments on revolving line of credit               (1,595,672)      (124,000)
  Advances from affiliate                             1,927,314
  Purchase of treasury stock                                          (443,846)
                                           --------------------  --------------

            Net cash provided by/(used in) financing activities        331,642
  (573,263)

Net increase (decrease) in cash and cash equivalents    (30,208)        98,484
Cash and cash equivalents at beginning of period        151,717         49,035
                                                 -----------------------------
Cash and cash equivalents at end of period        $     121,509    $     147,519
                                                  =============    =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                     $       44,923 $       94,869
                                                 ============== ==============
    Income taxes                                               $         2,201
                                                               ===============


                 See notes to consolidated financial statements.

                 CSI COMPUTER SPECIALISTS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation

      The financial statements at June 30, 2000 and for the three month and six month periods ended June 30, 2000 and 1999, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999.

      The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

Note 2 - Change in Inventory Method

      Effective January 1, 2000, the Company changed its method of accounting for the cost of parts and supplies inventory from capitalizing and amortizing the cost of parts and supplies inventory to operations on a straight-line basis over an 18 - 24 month period to the lower of cost, defined as first-in, first-out (FIFO) or market. The Company believes that this method results in a closer matching of costs and revenue during periods of fluctuating prices, thereby reflecting a more realistic picture of the Company's financial condition. The cumulative effect of the change on prior years of approximately $230,000 or $0.06 per share is a one-time increase in net income. The effect of the change on the period ended June 30, 2000 and the proforma effect for the same interim period of the prior fiscal year is not determinable.

Note 3 - Discontinued Operations

      On June 30, 1999, the Company sold a majority of the operating assets and liabilities of Cintronix, Inc., a wholly owned subsidiary to Interactive Systems, Inc. ("ISI"), a corporation owned by the Company's majority stockholder. Cintronix, Inc.'s operations involved the sale and service of computer equipment. These operations have ceased and are no longer reflected in the interim financial statements for the period ended June 30, 2000. The prior period has been restated to reflect the results of Cintronix, Inc. as discontinued operations. Components of amount reflected in the statement of operations are presented in the following table:

                              Three Months Ended            Six Months Ended
                                    June 30, 1999               June 30, 1999

Revenues                             $2,960,627             $5,394,238

Costs and Expenses                          (3,007,840)
(5,521,275)

Other Income                                 40,190                 18,860
                                          ---------               --------

                                       $    (7,023)                      $
                                       ============                      ==
(108,177)
Note 4 - Purchase of Outstanding Shares By Related Party

On May 24, 2000 approximately 97% of the outstanding shares of CSI's common stock were tendered by its stockholders in response to an offer made by ISI. The outstanding shares of CSI's common stock were acquired through Continental Stock Transfer & Trust Company on behalf of ISI on May 26, 2000.

Note 5 - Advances From Affiliate

During the second quarter of 2000 the Company was advanced approximately $1,712,000 from ISI. ISI used a portion of its $4,000,000 revolving credit line to fund the advances to the Company. The Company's assets were secured as collateral against ISI's revolving credit line with a financial institution. These advances are payable on demand and bear interest at the rate of prime plus 1% per annum. The proceeds from these advances were used to repay the Company's credit line with Suntrust Bank (formerly Crestar Bank) and to cover operating expenses.

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


PURCHASE OF THE OUTSTANDING SHARES BY INTERACTIVE SYSTEMS, INC.

      On March 22, 2000, ISI, communicated it's intentions to make a tender offer for all of the stock of the Company, except that owned by Mr. Donald C. Weymer.

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

On April 26, 2000 a tender offer was submitted by ISI to the Company's stockholders to purchase all outstanding common shares of the Company at a purchase price of $1.00 per common share, net to the seller in cash (less any required withholding taxes), which was to expire on May 24, 2000.

On May 24, 2000 approximately 97% of the outstanding shares of CSI were tendered in response to the offer made by ISI. On May 26, 2000 the shares were purchased through Continental Stock Transfer & Trust Company.


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

      The sale of computer equipment expanded rapidly in 1997, leveled out in 1998, and declined during 1999 due to increased competition and changes in purchasers' buying patterns. The expansion of these sales was fueled primarily by the acquisition of Cintronix, Inc., in 1997, which sold mid-range and personal computer equipment, primarily to the federal government. The continued decrease in the margins in these equipment sales during the third quarter of 1998 and first quarter of 1999 resulted in management's decision to sell off the book of business of Cintronix on June 30, 1999. This sale has resulted in a significant decrease in revenues for the Company, but has allowed for the elimination of overhead costs associated with the operation of Cintronix. Mainframe equipment sales are entered into more commonly to secure contracts for the maintenance thereof than for the profit on the equipment sale itself, and the margins on these sales of equipment are subject to market conditions. Consequently, operating profits as a percentage of gross sales are subject to fluctuation due to the volume and the makeup of equipment sales. Other areas of expansion are in the areas of servicing laser printers, providing help desk support services, and expanding the Company's technical capabilities to maintain the more current mainframe technology.

RESULTS OF OPERATIONS

      The Company's second quarter revenues of $4,173,895 was a decrease of 10 % from the second quarter revenues of the prior year of $4,653,276 (after elimination of Cintronix). Revenue for the first six months of 2000 was $8,153,007 as compared to $9,925,876 (after elimination of Cintronix) results in a decrease of 18%. These decreases in net revenues for the quarter and the first six months resulted from management's decision to reduce its focus on equipment sales and the loss of several mainframe maintenance accounts where customers have converted processing to client server environments, thus eliminating mainframe computers. Management intends to increase marketing efforts to promote continued growth primarily in the maintenance service revenue area. Maintenance service revenues accounted for approximately 75% and 72%, and 75% and 68%, of the Company's consolidated revenues for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively.

      The Company's cost of sales as a percentage of revenues was 82% and 84%, respectively in the second quarter and first six months of 2000 as compared to 70% and 71%, respectively for the same periods of 1999. This increase was primarily from higher repair parts cost resulting from the change in accounting for parts and supplies inventory from capitalizing and amortizing the cost of parts and supplies inventory over an 18 - 24 month period to the lower at cost, defined as first-in, first-out (FIFO) or market. This method will result in potentially wider fluctuations in parts costs used in repairs. Gross margins on parts and equipment sales decreased slightly during the second quarter and first six months of the year, primarily as a result of the decreased margins available in this area.

      Selling, general and administrative expenses as a percentage of net revenues were 28% for the second quarters of 2000 and 1999, and 24% and 27%, respectively for the first six months of 2000 and 1999. The selling, general and administrative expenses decreased 11% to $1,182,346 for the second three months of 2000 compared to $1,321,544 for the same period of 1999 and decreased 27% to $1,926,444 for the first six months of 2000 compared to $2,647,617 for the same period of 1999. The slight decrease in selling, general and administrative expenses as a percentage of net revenues, is primarily due to the Company's discontinuance of hardware sales and its continued effort to reduce costs.

      The Company incurred an operating loss from continuing operations of $444,223, which included a charge to write-off $216,830 of uncollectable accounts receivable in the second quarter of 2000, compared to income of $94,379 for the same period of 1999. The first six months of 2000 also incurred an operating loss from continuing operations of $658,504 compared to income of $244,355 for the same period of 1999. This decrease in operating profit was primarily attributable to the discontinuance of customer maintenance contracts, an increase in the cost of parts used in fixed price maintenance contracts and the charge taken to write-off uncollectable accounts receivables.

      Net interest expense increased 12% to $82,028 for the six months ended June 30, 2000, from $73,003 for the same period of 1999. The interest expense for the second quarter of 2000 increased slightly to $37,199 from $32,600 for the same period of 1999. The Company expects net interest expense to increase until it starts generating additional cash from operations that can be used to decrease the Company's outstanding debt. At June 30, 2000, the Company has outstanding debt of $2,202,037 from an affiliated company.

      Effective January 1, 2000, the Company changed its method of accounting for the cost of parts and supplies inventory from capitalizing and amortizing the cost of parts and supplies inventory to operations on a straight-line basis over an 18 - 24 month period to the lower of cost, defined as first-in, first-out (FIFO) or market. The Company believes that this method results in a closer matching of costs and revenue during periods of fluctuating prices, thereby reflecting a more realistic picture of the Company's financial condition. The cumulative effect of the change on prior years of approximately $230,000 or $0.06 per share is a one-time increase in net income. The effect of the change on the period ended June 30, 2000 and the proforma effect for the same interim period of the prior fiscal year is not determinable.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital/(deficiency) was ($329,140) at June 30, 2000 compared to $780,244 at June 30, 1999. Cash flows used in operations for the first six months of 2000 totaled $289,337, resulting primarily from significant operating losses and an increase in inventory that was due to the Company changing its method of accounting for inventory during the period. The ratio of current assets to current liabilities decreased slightly to .92:1 at June 30, 2000 from 1.14:1 at June 30, 1999.

As part of the tender offer executed on May 26, 2000, ISI agreed to repay the Company's outstanding credit line of $1,500,000 with Suntrust Bank (formerly Crestar Bank), utilizing a portion of its $4,000,000 revolving credit line with Sandy Springs National Bank. ISI advanced approximately $1,712,000 during the second quarter of 2000 to the Company to repay its outstanding credit line of $1,500,000 with Suntrust Bank (formerly Crestar Bank) and to cover operating expenses. The Company's assets were secured as collateral against ISI's revolving credit line with Sandy Springs National Bank. ISI is providing the funding to the Company at an interest rate of prime plus 1% per annum, with principal repayable on demand.


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

      None

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

                        CSI Computer Specialists, Inc.

                                        By:   /s/ William F. Pershin
Date: August  14, 2000                    William F. Pershin
      ----------------
                                          Chief Accounting Officer